Form 10-Q
period 2021-09-30
Erasca, Inc.
filed 2021-11-10
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2021, the registrant had 121,250,375 shares of common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$445,811	$65,376
Short-term investments	40,834	53,325
Prepaid expenses and other current assets	5,668	1,289
Total current assets	492,313	119,990
Property and equipment, net	8,520	1,847
Operating lease assets	19,042	2,225
Restricted cash	408	312
Other assets	1,665	451
Total assets	$521,948	$124,825
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,324	$878
Accrued expenses and other current liabilities	17,400	11,925
Operating lease liabilities	864	877
Total current liabilities	19,588	13,680
Operating lease liabilities, net of current portion	19,369	2,109
Preferred stock purchase right liability	—	1,615
Total liabilities	38,957	17,404
Commitments and contingencies (Note 12)
Convertible preferred stock (Series A, B-1 and B-2), $0.0001 par value; no shares and 97,622,409 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares and 69,584,682 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $230,924 as of September 30, 2021 and December 31, 2020, respectively	—	221,405
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 80,000,000 shares and no shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 800,000,000 and 147,027,681 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 121,250,375 and 25,189,673 shares issued at September 30, 2021 and December 31, 2020, respectively; 118,645,593 and 21,923,173 shares outstanding at September 30, 2021 and December 31, 2020, respectively	12	3
Additional paid-in capital	690,681	1,413
Accumulated other comprehensive income	—	2
Accumulated deficit	(207,702)	(115,402)
Total stockholders' equity (deficit)	482,991	(113,984)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$521,948	$124,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$19,951	$9,068	$49,794	$19,485
In-process research and development	1,680	75	10,848	17,745
General and administrative	6,916	2,020	15,696	5,052
Contribution of common stock to Erasca Foundation	17,497	—	17,497	—
Total operating expenses	46,044	11,163	93,835	42,282
Loss from operations	(46,044)	(11,163)	(93,835)	(42,282)
Other income (expense)
Interest income	49	38	110	293
Other expense	(74)	(38)	(190)	(79)
Change in fair value of preferred stock purchase right liability	—	555	1,615	2,311
Total other income (expense), net	(25)	555	1,535	2,525
Net loss	$(46,069)	$(10,608)	$(92,300)	$(39,757)
Net loss per share, basic and diluted	$(0.46)	$(0.50)	$(1.90)	$(1.91)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	99,127,286	21,084,657	48,584,029	20,851,262
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	1	3	(2)	(11)
Comprehensive loss	$(46,068)	$(10,605)	$(92,302)	$(39,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance at December 31, 2020	69,584,682	$221,405	25,189,673	$3	$1,413	$2	$(115,402)	$(113,984)
Issuance of Series B-2 convertible preferred stock for cash, net of $95 in issuance costs	15,931,772	119,393	—	—	—	—	—	—
Issuance of common stock in connection with asset acquisition	—	—	500,000	—	1,680	—	—	1,680
Exercise of stock options	—	—	439,610	—	94	—	—	94
Vesting of early exercised stock options	—	—	—	—	174	—	—	174
Stock-based compensation expense	—	—	—	—	795	—	—	795
Net loss	—	—	—	—	—	—	(18,017)	(18,017)
Unrealized loss on investments, net	—	—	—	—	—	(1)	—	(1)
Balance at March 31, 2021	85,516,454	$340,798	26,129,283	$3	$4,156	$1	$(133,419)	$(129,259)
Issuance of common stock in connection with license agreement	—	—	944,945	—	5,488	—	—	5,488
Exercise of stock options	—	—	225,895	—	180	—	—	180
Vesting of early exercised stock options	—	—	—	—	174	—	—	174
Stock-based compensation expense	—	—	—	—	1,636	—	—	1,636
Net loss	—	—	—	—	—	—	(28,214)	(28,214)
Unrealized loss on investments, net	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2021	85,516,454	$340,798	27,300,123	$3	$11,634	$(1)	$(161,633)	$(149,997)
Conversion of convertible preferred stock into common stock upon initial public offering	(85,516,454)	(340,798)	71,263,685	7	340,791	—	—	340,798
Issuance of common stock in initial public offering, net of $28,001 in discounts and offering costs	—	—	21,562,500	2	316,997	—	—	316,999
Issuance of common stock to Erasca Foundation	—	—	1,093,557	—	17,497	—	—	17,497
Disgorgement of stockholder's short-swing profits	—	—	—	—	553	—	—	553
Exercise of stock options	—	—	30,510	—	21	—	—	21
Vesting of early exercised stock options	—	—	—	—	171	—	—	171
Stock-based compensation expense	—	—	—	—	3,017	—	—	3,017
Net loss	—	—	—	—	—	—	(46,069)	(46,069)
Unrealized gain on investments, net	—	—	—	—	—	1	—	1
Balance at September 30, 2021	—	$—	121,250,375	$12	$690,681	$—	$(207,702)	$482,991

Erasca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance at December 31, 2019	38,103,681	$63,403	22,629,158	$3	$124	$11	$(13,742)	$(13,604)
Exercise of stock options	—	—	729,166	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	105	—	—	105
Net loss	—	—	—	—	—	—	(23,658)	(23,658)
Unrealized loss on investments, net	—	—	—	—	—	(22)	—	(22)
Balance at March 31, 2020	38,103,681	$63,403	23,358,324	$3	$229	$(11)	$(37,400)	$(37,179)
Issuance of Series B-1 convertible preferred stock for cash, net of $403 in issuance costs and preferred stock purchase right liability of $7,355	25,081,001	117,647	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	109	—	—	109
Net loss	—	—	—	—	—	—	(5,491)	(5,491)
Unrealized gain on investments, net	—	—	—	—	—	8	—	8
Balance at June 30, 2020	63,184,682	$181,050	23,358,324	$3	$338	$(3)	$(42,891)	$(42,553)
Issuance of Series B-1 convertible preferred stock for cash, net of $27 in issuance costs and preferred stock purchase right liability of $1,618	2,400,000	10,354	—	—	—	—	—	—
Exercise of stock options	—	—	2,194,268	—	114	—	—	114
Vesting of early exercised stock options	—	—	—	—	45	—	-	45
Stock-based compensation expense	—	—	—	—	176	-	—	176
Net loss	—	—	—	—	—	—	(10,608)	(10,608)
Unrealized gain on investments, net	—	—	—	—	—	3	—	3
Balance at September 30, 2020	65,584,682	$191,404	25,552,592	$3	$673	$—	$(53,499)	$(52,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(92,300)	$(39,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	394
Stock-based compensation expense	5,448	390
In-process research and development expenses	10,848	17,745
Issuance of common stock to Erasca Foundation	17,497	—
Amortization (accretion) on investments, net	75	(36)
Change in fair value of preferred stock purchase right liability	(1,615)	(2,311)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(5,592)	(415)
Accounts payable	409	1,012
Accrued expenses and other current liabilities	7,173	3,446
Operating lease assets and liabilities, net	430	(59)
Net cash used in operating activities	(57,118)	(19,591)

Cash flows from investing activities:
Purchases of investments	(41,696)	(97,392)
Maturities of investments	54,110	28,292
In-process research and development	(7,680)	(17,745)
Purchases of property and equipment	(5,375)	(922)
Net cash used in investing activities	(641)	(87,767)

Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of discounts and offering costs	316,999	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	119,393	136,974
Proceeds from the exercise of stock options, net of repurchases	1,345	3,130
Proceeds from the disgorgement of stockholder's short-swing profits	553	—
Net cash provided by financing activities	438,290	140,104

Net increase in cash, cash equivalents and restricted cash	380,531	32,746
Cash, cash equivalents and restricted cash at beginning of the period	65,688	29,583
Cash, cash equivalents and restricted cash at end of the period	$446,219	$62,329

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to Erasca Foundation	$17,497	$—
Issuance of common stock in connection with asset acquisition	$1,680	$—
Issuance of common stock in connection with license agreement	$5,488	$—
Amounts accrued for purchases of property and equipment	$1,882	$—
Conversion of preferred stock to common stock upon initial public offering	$340,798	$—
Vesting of early exercised options	$519	$45
Preferred stock purchase right liability	$—	$8,973

Supplemental disclosure of noncash operating activities:
Operating lease assets obtained in exchange for lease obligation	$17,498	$28
Tenant improvement allowance included in operating lease liabilities	$16,774	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for RAS/MAPK pathway-driven cancers. The Company has assembled a wholly-owned or controlled RAS/MAPK pathway-focused pipeline comprising 11 modality-agnostic programs aligned with its three therapeutic strategies of: (i) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (ii) targeting RAS directly; and (iii) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to potentially make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of September 30, 2021, the Company had $486.6 million in cash, cash equivalents, and short-term investments. As of September 30, 2021, the Company had an accumulated deficit of $207.7 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through September 30, 2021, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO).

As the Company continues its expansion, it expects to use its cash, cash equivalents, and short-term investments to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and short-term investments as of September 30, 2021 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

Initial public offering

On July 20, 2021, the Company completed its IPO in which the Company issued and sold 21,562,500 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 2,812,500 shares of common stock, at a price to the public of $16.00 per share. Proceeds from the IPO, net of underwriting discounts and commissions of $24.2 million and offering costs of $3.8 million, were $317.0 million. In connection with the completion of the IPO, all outstanding shares of convertible preferred stock were converted into 71,263,685 shares of common stock.

Reverse stock split

On July 9, 2021, the Company effected a one-for-1.2 reverse stock split of its issued and outstanding shares of common stock (the Reverse Stock Split). The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion prices and ratio of the convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

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

Principles of consolidation and foreign currency transactions

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Erasca Australia, ASN, and Erasca Ventures. Erasca Australia was registered under the laws of Australia on September 1, 2020, ASN was incorporated under the laws of the State of Delaware on November 23, 2020, and Erasca Ventures was formed under the laws of the State of Delaware on March 30, 2021. All intercompany balances and transactions have been eliminated. The functional currency of the Company and its wholly-owned subsidiaries is the US dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into US dollars at foreign currency exchange rates in effect at the balance sheet date except for nonmonetary assets, which are remeasured at historical foreign currency exchange rates in effect at the date of transaction. Net realized and unrealized gains and losses from foreign currency transactions and remeasurement are reported in other income (expense), in the consolidated statements of operations and comprehensive loss and were not material for all periods presented.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of September 30, 2021 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited.

The condensed consolidated results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

The Company had deposited cash of $408,000 and $312,000 as of September 30, 2021 and December 31, 2020, respectively, to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$445,811	$62,017
Restricted cash	408	312
Total cash, cash equivalents and restricted cash as shown on the condensed consolidated statements of cash flows	$446,219	$62,329

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the three and nine months ended September 30, 2021 and 2020.

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

The Company’s operating lease assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligations for those payments are incurred. In addition, the Company elected the practical expedient such that it does not recognize lease assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company's real estate leases include tenant improvement allowances, which are recognized as lease incentives and amortized on a straight-line basis over the lease term as an offset to rent expense.

Research and development expense

Research and development expenses consist of external and internal costs associated with the Company’s research and development activities, including its discovery and research efforts and the preclinical and clinical development of its product candidates. Research and development costs are expensed as incurred. The Company’s research and development expenses include external costs, consisting of expenses incurred under arrangements with third parties, such as contract research organizations (CROs), contract manufacturing organizations (CMOs), consultants and its scientific advisors; and internal costs, consisting of employee-related expenses, including salaries, benefits, and stock-based compensation for those individuals involved in research and development efforts, the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials, and facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation of equipment.

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

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. There were no deferred offering costs as of September 30, 2021 and December 31, 2020.

Common stock valuation

Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company utilized methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the fair value of the common stock as of the grant date. Prior to the IPO, the fair value of the common stock was determined based upon a variety of factors, including valuations of the Company’s common stock performed with the assistance of independent third-party valuation specialists; the Company’s stage of development and business strategy, including the status of research and development efforts of its product candidates, and the material risks related to its business and industry; the Company’s business conditions and projections; the Company’s results of operations and financial position, including its levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of the Company’s common stock as a private company; the prices of the Company’s convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock; the likelihood of achieving a liquidity event for the holders of the Company’s common stock, such as an initial public offering or a sale of the Company given prevailing market conditions; trends and developments in its industry; the hiring of key personnel and the experience of management; and external market conditions affecting the life sciences and biotechnology industry sectors. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Global Select Market (Nasdaq).

Stock-based compensation

The Company measures employee and nonemployee stock-based awards based on the fair value on the date of grant and records compensation expense on a straight-line basis over the requisite service period of the award. The Company records the expense for stock-based awards subject to performance-based milestone vesting over the implied service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive loss based upon the underlying employees or nonemployee’s roles within the Company. Forfeitures are accounted for as they occur.

The fair value of stock option grants and shares purchasable under the Company's 2021 Employee Stock Purchase Plan (ESPP) is estimated on the date of grant using the Black-Scholes options-pricing model, which requires inputs based on certain subjective assumptions, including the:

• Fair value of common stock. As there was no active market for the Company’s common stock prior to the IPO, the Company estimated the fair value of common stock on the date of grant based on the then current facts and circumstances.

• Risk-free interest rate. The risk-free interest rate is based on the US Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock-based awards.

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

• Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term of stock options issued is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of September 30, 2021, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses and tax credits.

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

Net loss per share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the convertible preferred stock, options to purchase common stock, shares purchasable under the ESPP and common stock subject to repurchase related to unvested restricted stock and options early exercised are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently issued accounting pronouncements not yet adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act) and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of September 30, 2021 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	September 30,	for identical	observable	inputs
	2021	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$436,727	$436,727	$—	$—
US government securities(2)	10,031	—	10,031	—
Corporate debt securities(2)	1,517	—	1,517	—
Commercial paper(2)	27,776	—	27,776	—
Supranational debt securities(2)	1,510	—	1,510	—
Total fair value of assets	$477,561	$436,727	$40,834	$—

(1)
Included as cash and cash equivalents on the condensed consolidated balance sheets.
(2)
Included as short-term investments on the condensed consolidated balance sheets.

As of September 30, 2021, there were no financial liabilities measured at fair value on a recurring basis.

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

Cash equivalents consist of money market funds and commercial paper, and short-term investments consist of US treasury and government securities, corporate debt securities, commercial paper and supranational debt securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

Preferred stock purchase right liability

As of December 31, 2020, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock purchase right liability include the fair value per share of the underlying Series B-1 Preferred Stock, the expected term of the purchase right liability, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock purchase right liability was the fair value of the Company’s convertible preferred stock as of each measurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. The Company lacks company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected preferred stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the purchase right liability. The risk-free interest rate was determined by reference to the US Treasury yield curve for time periods approximately equal to the expected term of the purchase right liability. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company never paid or declared dividends. The change in fair value of the purchase right liability was a gain of $555,000 and $2.3 million for the three and nine months ended September 30, 2020, respectively, included in other income (expense) within the condensed consolidated statements of operations and comprehensive loss. Upon the issuance of the shares of the Company’s Series B-2 convertible preferred stock in January 2021, the purchase right liability was revalued with the gain of $1.6 million recorded in change in fair value of the purchase right liability for the nine months ended September 30, 2021 within the condensed consolidated statements of operations and comprehensive loss. Significant changes in the assumptions could have a material impact on the value of the preferred stock purchase right liability.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the preferred stock purchase right liability at settlement date and December 31, 2020 were as follows:

	Settlement Date	December 31, 2020
Fair value of underlying preferred stock	$6.11	$6.11
Risk-free interest rate	0.07%	0.08%
Expected volatility	74.4%	71.8%
Expected term (in years)	0.00	0.08
Expected dividend yield	—%	—%

Note 4. Investments

The following tables summarize the Company’s investments accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2021
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	losses	gains	fair value
US government securities	1 or less	$10,031	$—	$—	10,031
Corporate debt securities	1 or less	1,517	—	—	1,517
Commercial paper	1 or less	27,776	—	—	27,776
Supranational debt securities	1 or less	1,510	—	—	1,510
Total		$40,834	$—	$—	$40,834

	December 31, 2020
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	losses	gains	fair value
US treasury securities	1 or less	$38,489	$—	$3	$38,492
Corporate debt securities	1 or less	3,794	(1)	—	3,793
Commercial paper	1 or less	11,040	—	—	11,040
Total		$53,323	$(1)	$3	$53,325

As of September 30, 2021, there were two available-for-sale securities with an estimated fair value of $3.0 million in gross unrealized loss positions. None had been in such position for greater than 12 months. As of December 31, 2020, there were six available-for-sale securities with an estimated fair value of $15.8 million in gross unrealized loss positions. Based on the Company’s review of its investments, the Company believes that the unrealized losses were not other-than-temporary as of September 30, 2021 and December 31, 2020.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Leasehold improvements	$795	$795
Construction in progress	4,712	—
Laboratory equipment	2,186	1,380
Furniture and fixtures	1,598	165
Office equipment	61	61
Software	87	70
Computer equipment	488	278
Property and equipment	9,927	2,749
Less accumulated depreciation and amortization	(1,407)	(902)
Property and equipment, net	$8,520	$1,847

Depreciation and amortization expense related to property and equipment was $191,000 and $509,000 for the three and nine months ended September 30, 2021, respectively, and $139,000 and $394,000 for the three and nine months ended September 30, 2020, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$6,647	$6,649
Accrued compensation	4,711	2,416
Unvested early exercised stock option liability	3,057	2,526
Accrued construction in progress	1,834	—
Accrued legal	174	194
Other accruals	977	140
Total	$17,400	$11,925

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

Under the Asana Merger Agreement, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of $30.0 million. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. The Company recorded IPR&D expense of $50.0 million during the year ended December 31, 2020 in connection with the asset acquisition. No IPR&D expense was recorded during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, no milestones had been accrued as the underlying contingencies had not yet been resolved.

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

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, the Company made an upfront payment of $2.0 million and issued to ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of $1.7 million. Under the ELS Purchase Agreement, ELS is committed to performing certain studies on the applicable antibodies to assist in development activities, the costs of which shall be mutually agreed upon and for which the Company will be responsible. The Company recorded IPR&D expense of $0 and $3.7 million during the three and nine months ended September 30, 2021 in connection with the asset acquisition.

Pursuant to the ELS Purchase Agreement, at any time between 12 months and 36 months after the effective date of the ELS Purchase Agreement, if the Company reasonably determines that none of the Antibodies should be taken into human clinical trials due to safety, efficacy or chemistry, manufacturing and controls (CMC) issues, then the Company has the option to select another antibody developed and solely owned by ELS that is not the subject of a license, collaboration, or option to a third party (the Option). If the Company elects to exercise the Option, then ELS will provide to the Company a list of all available antibodies that meet the aforementioned requirements, and the Company has the right to select one antibody from the list. Upon the Company’s selection of an antibody, ELS will assign it all rights, title and interest to such antibody (including patent and other intellectual property rights) subject to any pre-existing obligations or restrictions. In the event that the Company wishes to have ELS conduct any studies on such optioned antibody, then after mutual agreement as to the scope of the studies, the Company will be responsible for the cost for such studies.

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

Under the NiKang Agreement, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in April 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. As of September 30, 2021 and December 31, 2020, the Company had accrued $0 and $4.0 million related to a development milestone, respectively. The Company recorded IPR&D expense of $0 during the three and nine months ended September 30, 2021 and $0 and $12.0 million during the three and nine months ended September 30, 2020, respectively, related to the upfront and milestone payments.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. No IPR&D expense was recorded for the three and nine months ended September 30, 2021. The Company recorded IPR&D expense of $0 and $5.7 million in connection with the upfront payment during the three and nine months ended September 30, 2020, respectively.

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

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three and nine months ended September 30, 2021. The Company recorded IPR&D expense of $75,000 for the three and nine months ended September 30, 2020.

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

Additionally, the Company is obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees the Company receives from any sublicense that the Company grants, depending on the stage of development of a licensed product when such sublicense is granted. Prior to the execution of the amendment, the Company was obligated to make a cash payment to the Regents in the event of the Company’s initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon the Company’s achievement of a Corporate Milestone was reduced and the Company agreed to issue the Regents 944,945 shares of the Company’s common stock, which issuance was not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, the Company made a cash payment to the Regents in the amount of $1.7 million. The Company recorded IPR&D expense of $1.7 million and $7.2 million during the three and nine months ended September 30, 2021, respectively, related to the issuance of these 944,945 common stock shares and the Corporate Milestone cash payment. No IPR&D expense was recorded during the three and nine months ended September 30, 2020.

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

Note 9. Stockholders’ deficit

Under its Amended and Restated Certificate of Incorporation dated April 15, 2020, the Company was authorized to issue 147,027,681 shares of its common stock, par value of $0.0001 per share. In February 2021, the Company’s Board of Directors increased the authorized number of shares of its common stock to 156,000,000 shares. In connection with the IPO, on July 20, 2021, the Company amended and restated its certificate of incorporation to, among other things, (i) increase the number of authorized shares of common stock from 156,000,000 to 800,000,000 and (ii) authorize 80,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share.

Convertible preferred stock

In 2018 and 2019, the Company issued a total of 38,103,681 shares of its Series A convertible preferred stock at $1.667 per share. The Company received proceeds of approximately $63.4 million, net of issuance costs.

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

Convertible preferred stock consisted of the following as of December 31, 2020 (in thousands, except share data):

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

Upon the closing of the IPO in July 2021, all shares of convertible preferred stock then outstanding converted into 71,263,685 shares of common stock. There were no shares of convertible preferred stock outstanding as of September 30, 2021.

Convertible preferred stock rights and preferences

The rights and preferences for convertible preferred stock are detailed in the Company’s final prospectus (the Prospectus) filed with the Securities and Exchange Commission (the SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Securities Act), on July 16, 2021.

Common stock

The Company had 800,000,000 and 147,027,681 shares of its common stock authorized as of September 30, 2021 and December 31, 2020, respectively. The Company had 121,250,375 and 25,189,673 shares of its common stock issued and 118,645,593 and 21,923,173 shares of common stock outstanding as of September 30, 2021 and December 31, 2020, respectively.

Shares of common stock subject to repurchase

During 2018, the Company issued 1,458,332 shares of restricted stock for cash at a price of $0.0001 per share. The restricted stock vests 25% one year from the vesting commencement date and monthly thereafter over a three-year period and is subject to repurchase by the Company in the event of any voluntary or involuntary termination of services to the Company prior to vesting. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As of September 30, 2021 and December 31, 2020, 303,820 shares and 577,259 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial for all periods presented. For the three and nine months ended September 30, 2021, 91,146 and 273,439 shares vested, respectively. For the three and nine months ended September 30, 2020, 91,146 and 273,438 shares vested, respectively.

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the Prior Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors. As of September 30, 2021, there were 14,775,660 stock-based awards available for future grant under the 2021 Plan.

Subsequent to July 2021, no further awards will be granted under the Prior Plan and all future stock-based awards will be granted under the 2021 Plan. To the extent outstanding options granted under the Prior Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the Prior Plan, the number of shares underlying such awards will be available for future grant under the 2021 Plan.

Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option shall be determined by the Company’s Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term that exceeds five years. Early exercise is permitted for certain grants under the Prior Plan.

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and Prior Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2020	6,541,422	$0.98	9.23	$15,571
Granted	8,129,187	5.65
Exercised	(696,015)	1.93		2,545
Canceled	(192,427)	3.70
Outstanding at September 30, 2021	13,782,167	$3.65	9.05	$242,214
Options exercisable at September 30, 2021	2,614,566	$1.68	8.50	$51,079

The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2021 was $12.29 and $3.96, respectively, and for the three and nine months ended September 30, 2020 was $0.83 and $0.81, respectively. As of September 30, 2021, the unrecognized compensation cost related to unvested stock option grants was $32.3 million and is expected to be recognized as expense over approximately 3.11 years. The aggregate fair value of stock options that vested for the three and nine months ended September 30, 2021 was $0.4 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively.

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2021 and December 31, 2020, there were 2,001,823 shares and 2,131,510 shares subject to repurchase by the Company, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded $3.1 million and $2.5 million of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

In January 2019, the Company granted 250,000 options that vest based on a performance milestone. For the three and nine months ended September 30, 2021, the Company recognized $0 and $115,000 of stock-based compensation associated with the performance-based options as the performance milestone was determined to be probable as of March 31, 2021. As of December 31, 2020, the milestone for the performance-based options was not probable of achievement, and therefore, no compensation expense for performance-based options had been recognized.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.91%-0.97%	0.37%-0.40%	0.59%-1.09%	0.37%-1.22%
Expected volatility	81.93%-84.98%	77.58%-77.81%	81.93%-84.98%	74.72%-77.81%
Expected term (in years)	6.08	6.02-6.08	6.08	6.02-6.25
Expected dividend yield	--%	--%	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. The Company recognized $278,000 of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2021. As of September 30, 2021, the unrecognized compensation cost related to the ESPP was $2.6 million and is expected to be recognized as expense over approximately 1.12 years. As of September 30, 2021, $604,000 has been withheld on behalf of employees for future purchase under the ESPP and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. As of September 30, 2021, no shares have been issued under the ESPP.

Restricted stock

The Company granted 1,795,827 shares of its restricted stock in 2018, which vest 25% one year from the vesting commencement date and monthly thereafter over a three-year period. The weighted-average grant date fair value of restricted stock granted in 2018 was $0. No shares of restricted stock were granted during the three and nine months ended September 30, 2021 and 2020. The restricted stock shares are subject to forfeiture upon the stockholders’ termination of employment or service to the Company. Any shares subject to forfeiture are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of September 30, 2021 and December 31, 2020, 299,139 shares and 557,731 shares of common stock, respectively, were subject to forfeiture.

The summary of the Company’s restricted stock activity during the nine months ended September 30, 2021 is as follows:

	Number of	Weighted-
	restricted	average
	stock shares	grant date
	outstanding	fair Value
Nonvested at December 31, 2020	557,731	$0.001
Vested	(258,592)	0.001
Nonvested at September 30, 2021	299,139	$0.001

At September 30, 2021, the total unrecognized compensation related to unvested restricted stock awards granted was $0.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	1,665	$91	$3,080	$191
General and administrative	1,352	85	2,368	199
Total	$3,017	$176	$5,448	$390

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Conversion of preferred stock outstanding	—	57,987,216
Conversion of preferred stock in future issuance (B-2)	—	10,979,319
Stock options issued and outstanding	13,782,167	6,541,422
Awards available for future grant	14,775,660	2,314,746
Shares available for purchase under the ESPP	1,260,000	—
Total	29,817,827	77,822,703

Note 11. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2022. Operating lease cost was approximately $905,000 and $1.6 million, including variable lease costs of $96,000 and $324,000, and short-term lease costs of $30,000 and $89,000 during the three and nine months ended September 30, 2021, respectively. Operating lease cost was approximately $342,000 and $1.0 million, including variable lease costs of $94,000 and $269,000, and short-term lease costs of $26,000 and $67,000 during the three and nine months ended September 30, 2020, respectively. The Company paid $803,000 and $726,000 in cash for operating leases that were included in the operating activities section of the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 9.36 years and 7.1% at September 30, 2021, respectively. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 3.16 years and 7.8% at December 31, 2020, respectively. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In September 2020, the Company entered into a lease agreement for 59,407 square feet of laboratory and office space in San Diego, California (2020 Lease), which represented a portion of a new facility that is under construction. The construction and design of the asset is the primary responsibility of the lessor. The Company is involved in certain aspects of construction and design for certain interior features and leasehold improvements that will be beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. The lease has an initial term of 10.5 years and includes aggregate monthly payments to the lessor of approximately $39.5 million beginning in January 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $13.4 million. The lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $1.9 million. As discussed in Note 2, the Company provided a letter of credit to the lessor for $312,000, which expires October 31, 2031.

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

Future minimum lease payments under the operating leases with initial lease terms in excess of one year as of September 30, 2021 are as follows (in thousands):

Year ending December 31,
2021 (three months remaining)	$270
2022	969
2023	5,963
2024	5,578
2025	5,333
Thereafter	36,061
Total lease payments	$54,174
Less: Amount representing interest	(17,167)
Less: Tenant improvement allowance receivable	(16,774)
Operating lease liabilities	$20,233

Note 12. Commitments and contingencies

As of September 30, 2021 and December 31, 2020, there was no litigation against the Company.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and nine months ended September 30, 2021 and 2020. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and nine months ended September 30, 2021 and 2020, the Company has not recognized any interest or penalties related to income taxes.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(46,069)	$(10,608)	$(92,300)	$(39,757)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	99,127,286	21,084,657	48,584,029	20,851,262
Net loss per share, basic and diluted	$(0.46)	$(0.50)	$(1.90)	$(1.91)

The Company’s potentially dilutive securities, which include its convertible preferred stock, options to purchase common stock, shares purchasable under the ESPP and common stock subject to repurchase related to unvested restricted stock and options early exercised, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock issued	—	54,653,883	—	54,653,883
Conversion of convertible preferred stock in future issuance (B-2)	—	10,979,319	—	10,979,319
Options to purchase common stock	13,782,167	6,666,515	13,782,167	6,666,515
Restricted stock subject to future vesting	602,959	1,503,303	602,959	1,503,303
Options early exercised subject to future vesting	2,001,823	2,686,456	2,001,823	2,686,456
Estimated shares purchasable under the ESPP	299,092	—	299,092	—
Total potentially dilutive shares	16,686,041	76,489,476	16,686,041	76,489,476

Note 15. Retirement plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the US Internal Revenue Code (IRC). Participating employees may defer up to the Internal Revenue Service (IRS) annual contribution limit. Beginning in 2021, the Company provides a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the three and nine months ended September 30, 2021, the Company incurred $146,000 and $378,000 in expenses related to the safe harbor contribution, respectively. No expenses were incurred for the three and nine months ended September 30, 2020 related to the safe harbor contribution.

Note 16. COVID-19 pandemic

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. During the three and nine months ended September 30, 2021 and 2020, the Company has not experienced significant impact from the pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Note 17. Related party transactions

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. In July 2021, the Company issued 1,093,557 shares of its common stock to the Erasca Foundation as a contribution and recorded $17.5 million to contribution of common stock to Erasca Foundation in the condensed consolidated statements of operations and comprehensive loss.

Disgorgement of stockholder's short-swing profits

In August 2021, the Company received $553,000 related to the recovery of short-swing profits from a private investment fund affiliated with one of its board members, a related party, under Section 16(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company recognized these proceeds as a capital contribution from a stockholder with an increase to additional paid-in-capital in its condensed consolidated balance sheet and as cash provided by financing activities in its condensed consolidated statement of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act, with the SEC on July 16, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, the pricing and reimbursement of our product candidates, if approved, the potential to develop future product candidates, the potential benefits of current and future licenses, acquisitions, and strategic arrangements with third parties, and our intent to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

Other RTKS
EGFR/ FLT3
RAS-GDP
2
GEF
GRB2
GDP
GTP
P1
GAP
SOS1
NF1
SHP2
2
RAS-GTP
Autophagy
MAPK pathway
PI3K pathway
1
RAF
PI3K
P
MEK
P
AKT
P
ERK
mTOR
ULK
MYC
3
Legend
1
Target up- & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach seeks to selectively and potently inhibit or degrade critical signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Our purpose-built pipeline includes two clinical-stage programs (ERK and SHP2 inhibitors), two preclinical-stage programs (CNS-penetrant KRAS G12C and EGFR inhibitors), and seven discovery-stage programs targeting other key oncogenic drivers. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Our lead product candidates are ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor), which together comprise our first MAPKlamp approach to target upstream and downstream nodes of the RAS/MAPK pathway. ERAS-007 is the first prong of our first MAPKlamp. We are pursuing a broad clinical development plan for ERAS-007, which we refer to as our HERKULES series of clinical trials, across multiple tumor types that includes both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, RAF, and/or cell cycle inhibitors. The first four HERKULES Phase 1b/2 proof-of-concept (POC) clinical trials will explore both tissue agnostic and tissue specific indications in patients with solid tumors and hematologic malignancies, including non-small cell lung cancer (NSCLC), colorectal cancer (CRC), and acute myeloid leukemia. In May 2021, we dosed the first patient in HERKULES-1, a Phase 1b/2 clinical trial evaluating ERAS-007 as a single agent and in combination with ERAS-601 (our first MAPKlamp) in advanced solid tumors. In September 2021, we dosed the first patient in HERKULES-2, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or ERAS-601 in combination with various agents in patients with NSCLC. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007/MAPKlamp in combination with various agents in patients with gastrointestinal malignancies, with an initial focus on advanced CRC. In September 2021, we announced a clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) in connection with the HERKULES-3 trial. Under the terms of the collaboration, we are sponsoring and funding the clinical trial and Pfizer is providing its BRAF inhibitor, encorafenib (BRAFTOVI®), at no cost. Finally, in the first quarter of 2022, we plan to dose the first patient in HERKULES-4, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or

ERAS-601 in combination with various agents in patients with hematologic malignancies. While providing POC data, these trials may be expanded to enable potential accelerated approvals in their respective indications.

The second prong of our first MAPKlamp, ERAS-601, is designed to be a potent and selective oral inhibitor of SHP2, a convergent node for upstream RTK signaling and a critical “on/off switch” that activates RAS-GTP signaling. SHP2 also drives tumor cell proliferation and development of resistance. ERAS-601 is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance, and thereby serve as a backbone of combination therapy. In the fourth quarter of 2020, we dosed the first patient in FLAGSHP-1, a Phase 1 clinical trial for ERAS-601 in patients with advanced solid tumors.

We expect to file an investigational new drug application (IND) with the US Food and Drug Administration (FDA) for ERAS-3490, the development candidate nominated from our CNS-penetrant KRAS G12C inhibitor program, in the second half of 2022. We are conducting IND-enabling studies for ERAS-801, our CNS-penetrant EGFR inhibitor, and expect to file an IND for development in refractory glioblastoma multiforme in the first quarter of 2022. We are also advancing seven other programs targeting key oncogenic drivers in the RAS/MAPK pathway, which we will need to successfully progress through discovery and IND-enabling activities prior to advancing these programs into clinical development, if at all.

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

In July 2021, we completed our IPO and issued 21,562,500 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 2,812,500 shares of our common stock, at a price to the public of $16.00 per share. Our aggregate net proceeds from the offering were $317.0 million, net of underwriting discounts and commissions of $24.2 million and offering costs of $3.8 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of September 30, 2021, we have raised a total of $665.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and the sale and issuance of convertible preferred stock. As of September 30, 2021, we had cash, cash equivalents and investments of $486.6 million.

We have incurred significant operating losses since inception. Our net losses were $46.1 million and $10.6 million for the three months ended September 30, 2021 and 2020, respectively, and $92.3 million and $39.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $207.7 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operations for at least the next 24 months. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs, including the Asana Agreements, the ELS Purchase Agreement, the NiKang Agreement, the Katmai Agreement, the LifeArc Agreement, and the UCSF Agreement.

For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in our Prospectus.

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

Operating expenses

Research and development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts and the preclinical and clinical development of our product candidates. Research and development costs are expensed as incurred. Our research and development expenses include:

• external costs, including expenses incurred under arrangements with third parties, such as CROs, CMOs, consultants and our scientific advisors; and

• internal costs, including:

• employee-related expenses, including salaries, benefits, and stock-based compensation for those individuals involved in research and development efforts;

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation of equipment.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ERAS-007(1)	$6,239	$—	$15,094	$—
ERAS-601	4,099	3,624	10,453	5,763
Other discovery and preclinical programs	9,613	5,444	24,247	13,722
Total research and development	$19,951	$9,068	$49,794	$19,485

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

In-process research and development expenses consist primarily of our upfront payment and issuance of our Series B-2 convertible preferred stock to Asana in connection with the Asana Agreements, our upfront and milestone payments to NiKang in connection with the NiKang Agreement, our upfront payment to Katmai in connection with the Katmai Agreement, our upfront payment and issuance of our common stock to ELS in connection with the ELS Purchase Agreement, and issuance of our common stock and cash payment to the Regents in connection with the UCSF Agreement.

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$19,951	$9,068	$10,883
In-process research and development	1,680	75	1,605
General and administrative	6,916	2,020	4,896
Contribution of common stock to Erasca Foundation	17,497	—	17,497
Total operating expenses	46,044	11,163	34,881
Loss from operations	(46,044)	(11,163)	(34,881)
Total other income (expense), net	(25)	555	(580)
Net loss	$(46,069)	$(10,608)	$(35,461)

Research and development expenses

Research and development expenses were $20.0 million for the three months ended September 30, 2021 compared to $9.1 million for the three months ended September 30, 2020. The increase of $10.9 million was primarily driven by a $4.2 million increase in expenses incurred in connection with clinical trials and preclinical studies, a $3.8 million increase in personnel costs, a $1.6 million increase in stock-based compensation expense, and a $1.1 million increase in outsourced services and consulting.

In-process research and development expenses

In-process research and development expenses were $1.7 million for the three months ended September 30, 2021 related to the cash payment of $1.7 million following the achievement of the Corporate Milestone in connection with the UCSF Agreement. There were $75,000 in in-process research and development expenses related to the LifeArc Agreement for the three months ended September 30, 2020.

General and administrative expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2021 compared to $2.0 million for the three months ended September 30, 2020. The increase of $4.9 million was primarily driven by an increase of $1.8 million in personnel costs, an increase of $1.3 million in stock-based compensation expense, and increases of $1.0 million in insurance costs and $0.1 million in legal fees.

Contribution of common stock to Erasca Foundation

Contribution of common stock to Erasca Foundation of $17.5 million was recognized for the three months ended September 30, 2021 in connection with the issuance of 1,093,557 shares of our common stock as a contribution to the Erasca Foundation in conjunction with our IPO. No such expenses were recognized for the three months ended September 30, 2020.

Other income (expense), net

Other income (expense), net was $(25,000) for the three months ended September 30, 2021 compared to $0.6 million for the three months ended September 30, 2020. The decrease of $0.6 million was primarily related to the change in fair value of the preferred stock purchase right liability of $0.6 million recorded in the three months ended September 30, 2020 and no such change in fair value recorded in the three months ended September 30, 2021 as a result of the obligation of the Series B-2 shares being fulfilled upon the Series B-2 issuance in January 2021.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$49,794	$19,485	$30,309
In-process research and development	10,848	17,745	(6,897)
General and administrative	15,696	5,052	10,644
Contribution of common stock to Erasca Foundation	17,497	—	17,497
Total operating expenses	93,835	42,282	51,553
Loss from operations	(93,835)	(42,282)	(51,553)
Total other income (expense), net	1,535	2,525	(990)
Net loss	$(92,300)	$(39,757)	$(52,543)

Research and development expenses

Research and development expenses were $49.8 million for the nine months ended September 30, 2021 compared to $19.5 million for the nine months ended September 30, 2020. The increase of $30.3 million was primarily driven by a $10.7 million increase in expenses incurred in connection with clinical trials and preclinical studies, a $9.2 million increase in personnel costs, a $6.9 million increase in outsourced services and consulting, and a $2.9 million increase in stock-based compensation expense.

In-process research and development expenses

In-process research and development expenses were $10.8 million for the nine months ended September 30, 2021 compared to $17.7 million for the nine months ended September 30, 2020. In-process research and development expenses for the nine months ended September 30, 2021 related to the cash payment of $1.7 million following the achievement of the Corporate Milestone and the issuance of 944,945 shares of our common stock at a price of $5.81 per share or a total fair value of $5.5 million in connection with the amendment to the UCSF Agreement, and a $2.0 million upfront payment and issuance of 500,000 shares of our common stock at a price of $3.36 per share or a total fair value of $1.7 million in connection with the ELS Purchase Agreement. In-process research and development expenses for the nine months ended September 30, 2020 related to a $5.0 million upfront payment and a $7.0 million milestone payment in connection with the NiKang Agreement, a $5.7 million upfront payment in connection with the Katmai Agreement, and a $75,000 license payment in connection with the LifeArc Agreement.

General and administrative expenses

General and administrative expenses were $15.7 million for the nine months ended September 30, 2021 compared to $5.1 million for the nine months ended September 30, 2020. The increase of $10.6 million was primarily driven by a $4.5 million increase in personnel costs, a $2.2 million increase in stock-based compensation expense, and increases of $1.1 million in insurance costs, $1.0 million in legal fees and $0.4 million in audit fees.

Contribution of common stock to Erasca Foundation

Contribution of common stock to Erasca Foundation of $17.5 million was recognized for the nine months ended September 30, 2021 in connection with the issuance of 1,093,557 shares of our common stock as a contribution to the Erasca Foundation in conjunction with our IPO. No such expenses were recognized for the nine months ended September 30, 2020.

Other income (expense), net

Other income (expense), net was $1.5 million for the nine months ended September 30, 2021 compared to $2.5 million for the nine months ended September 30, 2020. The decrease of $1.0 million was primarily related to the decrease of $0.2 million in interest and accretion income earned on our cash, cash equivalents and investments and a decrease of $0.7 million in the change in fair value of the preferred stock purchase right liability.

Liquidity and capital resources

Sources of liquidity

In July 2021, we completed our IPO and issued 21,562,500 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 2,812,500 shares of our common stock, at a price to the public of $16.00 per share. Our aggregate net proceeds from the offering were $317.0 million, net of underwriting discounts and commissions of $24.2 million and offering costs of $3.8 million. Prior to the IPO, we received aggregate gross proceeds of $320.4 million from the sale of shares of our convertible preferred stock.

Future capital requirements

As of September 30, 2021, we had cash, cash equivalents and investments of $486.6 million, which includes net proceeds of $317.0 million received in July 2021 from the sale of shares in our IPO. Based upon our current operating plans, we believe that our cash, cash equivalents and investments, will be sufficient to fund our operations for at least the next 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(57,118)	$(19,591)
Investing activities	(641)	(87,767)
Financing activities	438,290	140,104
Net increase in cash, cash equivalents and restricted cash	$380,531	$32,746

Operating activities

Cash used in operating activities was $57.1 million during the nine months ended September 30, 2021, primarily resulting from a net loss of $92.3 million, partially reduced by the issuance of common stock to the Erasca Foundation of $17.5 million, which is reflected in noncash investing and financing activities, in-process research and development expenses of $10.8 million, which are reflected in noncash and investing activities, stock-based compensation of $5.4 million, changes in operating assets and liabilities of $2.4 million and depreciation expense of $0.5 million, partially offset by a $1.6 million change in fair value of the preferred stock purchase right liability. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable, accrued expenses and other current liabilities of $7.6 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $5.6 million.

Cash used in operating activities was $19.6 million during the nine months ended September 30, 2020, primarily resulting from a net loss of $39.8 million, partially reduced by in-process research and development expenses of $17.7 million, which is reflected in investing activities, changes in operating assets and liabilities of $4.0 million, depreciation expense of $0.4 million and stock-based compensation expense of $0.4 million, partially offset by a $2.3 million change in fair value of the preferred stock purchase right liability. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accrued expenses and other current liabilities of $4.5 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $0.4 million.

Investing activities

Net cash used in investing activities was $0.6 million during the nine months ended September 30, 2021 as compared to cash used in investing activities of $87.8 million during the nine months ended September 30, 2020. The decrease in cash used in investing activities of $87.1 million was primarily the result of a decrease in purchases of investments of $55.7 million, additional maturities of investments of $25.8 million, and a decrease in in-process research and development of $10.1 million, offset by an increase in purchases of property and equipment of $4.5 million.

Financing activities

Net cash provided by financing activities was $438.3 million during the nine months ended September 30, 2021 as compared to $140.1 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received $317.0 million from the issuance of common stock in our IPO, net of underwriting discounts and commissions and offering costs, $119.4 million from the sale of shares of our Series B-2 convertible preferred stock, net of issuance costs, $1.3 million from the exercise of stock options and $0.6 million from the disgorgement of a stockholder's short-swing profits. During the nine months ended September 30, 2020, we received $137.0 million from the sale of shares of our Series B-1 convertible preferred stock, net of issuance costs, and $3.1 million from the exercise of stock options.

Contractual obligations and commitments

As of September 30, 2021, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Contractual obligations and commitments,” included in the Prospectus.

Off-balance sheet arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2021, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in the Prospectus.

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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 15, 2021, the SEC declared effective our registration statement on Form S-1 (File No. 333-257436), as amended, filed in connection with our IPO. Our IPO closed on July 20, 2021, and we issued and sold 21,562,500 shares of our common stock at a price to the public of $16.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from our IPO of $345.0 million, before deducting underwriting discounts and commissions of $24.2 million and offering costs of $3.8 million. The managing underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Evercore Group L.L.C. and Guggenheim Securities, LLC. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of September 30, 2021, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

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

Erasca, Inc.

Date: November 10, 2021	By:	/s/ Jonathan E. Lim M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)