Form 10-K
period 2021-12-31
Erasca, Inc.
filed 2022-03-24
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40602

ERASCA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1217027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10835 Road to the Cure, Suite 140 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 465-6511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ERAS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $1.1 billion as of the closing of the Registrant’s initial public offering on July 20, 2021 (based on the closing price of $19.23 per share on the Nasdaq Global Select Market as of such date).

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2022 was 121,592,318.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, the pricing and reimbursement of our product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic agreements and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K includes our trademarks as well as trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

We maintain a website at www.erasca.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

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

Item 1. Business.

Overview

At Erasca, our name is our mission: to erase cancer.

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.5 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We have assembled what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry, comprising 11 modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs.

Our modality-agnostic approach aims to allow us to selectively and potently inhibit or degrade critical signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Our purpose-built pipeline includes three clinical-stage programs (ERK and SHP2 inhibitors, which together comprise our first, innovative MAPKlamp, and an EGFR inhibitor), one preclinical-stage program (CNS-penetrant KRAS G12C inhibitor), and seven discovery-stage programs targeting other key oncogenic drivers. In 2023, we expect to have four product candidates in the clinic. In addition, we expect to file an additional investigational new drug application (IND) every 12-18 months through 2026. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board (SAB), which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Of the approximately 5.5 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway molecular alterations, over 90% have limited or no treatment options. While the RAS/MAPK pathway has been well characterized and validated based on multiple compounds approved or in development targeting discrete signaling nodes in the cascade, most of these compounds face resistance and tolerability challenges, highlighting the need for new approaches to target this pathway. We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just individual nodes, but multiple nodes and cooperative mechanisms in parallel. As depicted in the following figure and described below, we are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway.

Other RTKS
EGFR/ FLT3
RAS-GDP
2
GEF
GRB2
GDP
GTP
P1
GAP
SOS1
NF1
SHP2
2
RAS-GTP
Autophagy
MAPK pathway
PI3K pathway
1
RAF
PI3K
P
MEK
P
AKT
P
ERK
mTOR
ULK
MYC
3
Legend
1
Target up- & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. Our first strategy to erase cancer is a novel MAPKlamp that targets upstream and downstream nodes, initially SHP2 (ERAS-601) and ERK (ERAS-007), respectively, to shut down, or “clamp,” the signaling of various oncogenic drivers, such as receptor tyrosine kinases (RTKs), NF1, RAS, RAF, and MEK alterations, trapped in between any nodes involving this pathway. With our MAPKlamp approach, we hope to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking their main escape routes that lead to tumor resistance. We are also discovering and developing single agent and combination approaches to target other upstream nodes that impact the RAS/MAPK pathway such as EGFR (ERAS-801 and ERAS-12), an RTK that represents a key escape route for RAS/MAPK signaling, and SOS1 (ERAS-9), a guanine nucleotide exchange factor that enables RAS to cycle from the inactive GDP state to the active GTP state.

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. We are discovering and developing molecules that have the potential to inhibit RAS in its inactive GDP state (RAS-GDP) as well as its more prevalent active GTP state (RAS-GTP). Utilizing our in-house discovery efforts employing structure-based drug design, we are developing proprietary central nervous system (CNS)-penetrant inhibitors of KRAS G12C (ERAS-3490), which is the only RAS isoform and mutation that is more commonly present in the inactive RAS-GDP state. We are also developing proprietary compounds against KRAS G12D (ERAS-4), which is more commonly found in the active RAS-GTP state and is the most prevalent KRAS mutation. Our approach to targeting other RAS isoforms and mutations that are found more commonly in the RAS-GTP state is based on the foundational discoveries of one of our co-founders, Dr. Kevan Shokat, a world-renowned pioneer of novel therapeutic approaches to targeting key signaling pathways such as RAS/MAPK in cancer. We entered into an exclusive worldwide license agreement with University of California San Francisco (UCSF) for certain intellectual property derived from Dr. Shokat’s work related to RAS-GTP, which guides our ERAS-2/3 programs.

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. RAS-driven cancers utilize escape routes, namely cooperative mechanisms, to develop resistance. As an example, RAS-driven cancers can become dependent on autophagy, which becomes constitutively active and represents a potential escape route for metabolically active tumors such as pancreatic ductal adenocarcinoma. By targeting ULK (ERAS-5), a key regulator of autophagy, in combination with our RAS targeting agents, we aim to shut down this potential escape route for RAS-driven cancers. We also are actively pursuing various ways to further disrupt RAS/MAPK pathway signaling by degrading key proteins (ERAS-10). Finally, MYC is a transcription factor and oncogene that is overexpressed in the majority of human cancers and a key enabler of RAS/MAPK pathway signaling at the transcriptional level. We are discovering novel approaches to targeting MYC (ERAS-11).

To pursue these therapeutic strategies, we have assembled and are developing what we believe is the deepest pipeline targeting multiple signaling nodes to shut down the RAS/MAPK pathway. We intend to study these agents either alone or in rational combinations across multiple relevant tumor types. The following table summarizes our current, wholly-owned or controlled, modality-agnostic pipeline to eradicate RAS/MAPK pathway-driven cancers, and programs that arise from an investment made by Erasca Ventures, LLC (Erasca Ventures) in a third party.

Our lead product candidates are ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor), which together comprise our first MAPKlamp. The extracellular signal-regulated kinases (ERK), ERK1 and ERK2, belong to a family of serine-threonine kinases that regulate cellular signaling, and comprise the terminal node of the RAS/MAPK pathway. ERK proteins propagate signaling for multiple cellular functions involved in cell growth and differentiation, which are often overactivated in RAS/MAPK pathway-driven cancers. We in-licensed ERAS-007 from Asana BioSciences (Asana) based in part on preclinical studies that demonstrated the highest potency and longest target residence time of ERK inhibitors of which we are aware. ERAS-007 has been evaluated as a single agent in a Phase 1 clinical trial in patients with advanced solid tumors completed by Asana. Forty-nine patients were enrolled and administered ERAS-007 once a day (QD) or once weekly (QW). Objective responses have been observed at doses from 120 mg to 250 mg QW in multiple tumor types (melanoma, salivary gland tumor, non-small cell lung cancer [NSCLC], and thyroid cancer) that all harbor alterations (BRAF, HRAS, and NRAS) in the RAS/MAPK pathway, supporting the development of ERAS-007 QW as a monotherapy or combination therapy in diverse, biomarker-selected tumor types. In this trial, ERAS-007 demonstrated a reversible and manageable adverse event profile.

We are pursuing a broad clinical development plan across multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials, that will include both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, and/or RAF inhibitors. The first four HERKULES Phase 1b/2 proof-of-concept (POC) clinical trials are exploring both tissue agnostic and tissue specific indications in patients with solid tumors and hematologic malignancies, including NSCLC, colorectal cancer (CRC), and acute myeloid leukemia (AML). In May 2021, we dosed the first patient in HERKULES-1, a Phase 1b/2 clinical trial evaluating ERAS-007 as a single agent and in combination with ERAS-601 (our first MAPKlamp) in advanced solid tumors. In September 2021, we dosed the first patient in HERKULES-2, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or ERAS-601 in combination with various agents in patients with NSCLC. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with GI cancers, with an initial focus on advanced CRC. In September 2021, we announced a clinical trial collaboration and supply agreement with Pfizer Inc. (Pfizer) in connection with the HERKULES-3 trial. Under the terms of the collaboration, we are sponsoring and funding the clinical trial and Pfizer is providing its BRAF inhibitor, encorafenib (BRAFTOVI), at no cost. Additionally, in March 2022, we announced a clinical trial collaboration and supply agreement with Eli Lilly and Co. (Lilly) in connection with the HERKULES-3 trial. Under the terms of the collaboration, we are sponsoring and funding the clinical trial and Lilly is providing its EGFR antibody, cetuximab (ERBITUX), at no cost. Finally, we anticipate dosing the first patient in HERKULES-4, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or ERAS-601 in combination with various agents in patients with hematologic malignancies. The master protocols for each of the HERKULES-2, -3 and -4 Phase 1b/2 clinical trials provide the flexibility to explore additional combinations and expand into other NSCLC, GI cancer and hematological malignancy indications, respectively. While providing POC data, these trials may be expanded to enable potential accelerated approvals in their respective indications.

The second prong of our first MAPKlamp approach, ERAS-601, is designed to be a potent and selective oral inhibitor of SHP2, a convergent node for upstream RTK signaling and a critical “on/off switch” that activates RAS-GTP signaling. SHP2 also drives tumor cell proliferation and development of resistance. ERAS-601 is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance, and thereby serve as a backbone of combination therapy. In the fourth quarter of 2020, we dosed the first patient in FLAGSHP-1, a Phase 1 clinical trial for ERAS-601 in patients with advanced solid tumors.

In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801, our CNS-penetrant EGFR inhibitor, in patients with recurrent glioblastoma multiforme (GBM). In the second half of 2022, we expect to file an IND with the US Food and Drug Administration (FDA) for ERAS-3490, the development candidate (DevCan) we nominated from our CNS-penetrant KRAS G12C inhibitor program. We are also advancing seven other programs targeting key oncogenic drivers in the RAS/MAPK pathway, which we will need to successfully progress through discovery and IND-enabling activities prior to advancing these programs into clinical development, if at all.

Our core values, team, and social mission

We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines singularly focused on targeting the RAS/MAPK pathway. Our leadership team has broad and deep experience in oncology, including advancing therapeutic candidates from discovery research to clinical development, regulatory approval, and commercialization. Our core values are embodied by our quest for the CURE:

Dr. Jonathan Lim, our Chairman, CEO, and Co-Founder, has pioneered transformative advancements in precision oncology and drug delivery, including leading Ignyta’s trailblazing pursuit of a global tissue agnostic label for ROZLYTREK, which became the first drug in biopharmaceutical history to achieve the unprecedented triple crown of breakthrough designations with BTD (FDA), PRIME (EMA) and Sakigake (PMDA). He has served as Chairman and/or CEO and founding investor of six biotechnology companies that have collectively achieved global regulatory approval and launch of seven therapeutic products in oncology, immunology, and drug delivery, benefitting thousands of patients worldwide.

Dr. Michael Varney, our Chair of R&D, SAB member, and a member of our board of directors, is a pioneer drug discoverer and biotech leader. His leadership at Agouron resulted in the discovery of multiple currently marketed anti-cancer agents, including XALKORI and INLYTA. As Executive Vice President and Head of Genentech’s Research and Early Development (gRED) and a member of the Roche Corporate Executive Committee, he was responsible for all aspects of gRED innovation, drug discovery and development, and built a team-based organization that today contributes to more than 40% of Genentech’s development portfolio, including the marketed anti-cancer agents ERIVEDGE and COTELLIC. Under his leadership, gRED teams discovered and developed successful medicines that include VENCLEXTA with AbbVie, the first BCL-2 inhibitor, and POLIVY, an antibody drug conjugate for the treatment of diffuse large B-cell lymphoma (DLBCL).

Dr. Wei Lin, our Chief Medical Officer, was responsible for all development functions and the clinical development of Nektar’s pipeline, including advancing bempegaldesleukin into multiple registrational trials and achieving FDA breakthrough therapy designation in metastatic melanoma. Prior to Nektar, Dr. Lin was the global development lead in cancer immunotherapy for lung cancer and head and neck cancer at Roche/Genentech. Under his leadership, his team oversaw 10 registrational studies, completed five positive Phase 3 trials, and achieved three US and EU regulatory approvals for TECENTRIQ, including the first advancement in first-line small cell lung cancer in three decades. He was also the site head for oncology product development for Roche China, where his team achieved multiple additional regulatory approvals for AVASTIN, ZELBORAF, and TARCEVA.

Dr. David Chacko, our Chief Financial Officer, joined us initially as Chief Business Officer from Versant Ventures, where he was a Principal with both investing and operating responsibilities. He helped lead investment opportunities across multiple therapeutic areas and advanced several Versant portfolio companies operationally through company formation, fundraising, corporate and business development, and clinical and regulatory activities. His prior roles at Alcon/Novartis, McKinsey, SR One, and Morgan Stanley bring to Erasca deep experience in strategy, finance, fundraising, business development, and operations.

Many members of our leadership team have worked together previously at Ignyta or Roche/Genentech, or have joined us from other leading companies in the biopharmaceutical and life science tools sectors such as Aragon, Illumina, Lilly, Medivation, Merck, Myovant, Neurocrine, Pfizer, Seragon, Synthorx, and Turning Point, and have worked on numerous oncology drugs that have been approved and launched for the benefit of patients.

Dr. Lim founded Erasca with Dr. Kevan Shokat (Professor and Chair of the Department of Cellular and Molecular Pharmacology at UCSF; Professor of Chemistry at the University of California, Berkeley; and an investigator at the Howard Hughes Medical Institute), who sits on our SAB with other RAS/MAPK pathway experts:

•
Dr. Stephen Blacklow is a world expert in SHP2 who helped pioneer development of the first SHP2 inhibitor with Novartis, and is the Gustavus Adolphus Pfeiffer Professor of Biological Chemistry and Molecular Pharmacology, Biological Chemistry and Molecular Pharmacology at Harvard Medical School; a Professor of Pathology at the Brigham And Women’s Hospital; a Professor of Cancer Biology at the Dana-Farber Cancer Institute; and the Chair of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School.
•
Dr. Karen Cichowski is a world expert in RAS/MAPK pathway signaling, including elucidating how deregulated cell signaling drives tumorigenesis in nervous system, lung, prostate, and breast cancers, combining translational mouse modeling techniques with basic biochemical and cell biological studies, and in identifying novel combination therapies to shut down aberrant RAS/MAPK pathway signaling. She is Professor of Medicine at Harvard Medical School and Professor of Medicine/Genetics at Brigham and Women’s Hospital.
•
Dr. Ryan Corcoran is a gastrointestinal oncologist with a primary interest in translational oncology research who focuses on targeted therapies directed against mutations commonly found in human cancers, such as BRAF and KRAS mutations. He also is a world expert in ERK, having studied nearly every ERK inhibitor that has been or is being developed in the field. He is also the Director of the Gastrointestinal Cancer Center Program; the Scientific Director of the Termeer Center for Targeted Therapy at Massachusetts General Hospital Cancer Center; and an Associate Professor of Medicine at Harvard Medical School.
•
Dr. George Demetri is a world expert in targeted oncology therapies who pioneered the development of GLEEVEC that helped launch the revolution in precision oncology. He is the Director of the Center for Sarcoma and Bone Oncology at the Dana-Farber Cancer Institute; the Director of the Ludwig Center at the Dana-Farber/Harvard Cancer Center; and Executive Director for Clinical and Translational Research at the Ludwig Institute for Cancer Research.

•
Dr. Michael Varney is a pioneer drug discoverer and biotech leader and the former Executive Vice President and Head of Genentech’s gRED and a former member of the Roche Corporate Executive Committee.
•
Dr. Pablo Viciana-Rodriguez is a world expert in the RAS/MAPK pathway whose major focus is the function of the SHOC2 phosphatase complex as a unique regulatory node required for efficient RAS/MAPK pathway activation in the context of diseases such as cancer and RASopathies. He has served as the group leader at the UCL Cancer Institute since 2008 and is a former postdoctoral researcher in Dr. Frank McCormick’s lab at the University of California, San Francisco.

At Erasca, while our mission to erase cancer inspires us, we know we can do more to make an even broader contribution to society. To that end, we are pursuing environmental, social, and governance (ESG) initiatives that are aligned with our core mission.

•
Erasca Foundation: In May 2021, we established the Erasca Foundation, which was funded by the donation of 1,093,557 shares of our common stock (which at the time represented 1% of our capital stock), in conjunction with our initial public offering (IPO). The Erasca Foundation will provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society.
•
Inclusive clinical trial participation: We intend to make clinical trials of our product candidates more accessible to diverse patient populations and plan to partner with others who are like-minded in this regard.
•
Drug access program: We intend to provide patients with access to the drugs we develop and commercialize, including through compassionate use programs if our products are demonstrated to be safe and efficacious. We also intend to increase access to life-changing drugs in underserved populations if our products become commercially available.

Our corporate strategies to erase cancer

Our mission is to erase cancer by eradicating RAS/MAPK pathway-driven cancers. Our corporate strategies to achieve our mission include:

•
Relentlessly focus on patients and society in our mission to erase cancer. There are approximately 5.5 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, over 90% of whom have limited or no treatment options. We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines. In addition, we are pursuing ESG initiatives that are aligned with our core mission.
•
Develop novel single agent and combination regimens to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We are pursuing three therapeutic strategies that may be used in combination to comprehensively, and perhaps synergistically, shut down the RAS/MAPK pathway: (1) target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers; (2) target RAS directly with single agents and combinations; and (3) target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. Our strategic focus on the RAS/MAPK pathway allows us to comprehensively target every critical node in the pathway that could drive cancer signaling.
•
Advance our deep, modality-agnostic RAS/MAPK pathway-focused pipeline. We believe our internally and externally sourced RAS/MAPK pathway-focused pipeline, comprising 11 targeted therapy programs, is the deepest in the industry. Our modality-agnostic approach aims to selectively and potently inhibit or degrade critical RAS/MAPK signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. ERAS-007 (our ERK inhibitor), ERAS-601 (our SHP2 inhibitor), and ERAS-801 (our EGFR inhibitor) are currently being studied in clinical trials. In 2023, we expect to have four product candidates in the clinic. In addition, we expect to file an additional IND every 12-18 months through 2026. Given the high unmet medical need of the patients we seek to treat, we will evaluate the potential for expedited development and review pathways.

•
Internally and externally source, on a global basis, potentially disruptive programs targeting RAS/MAPK pathway alterations. We have built a productive and efficient internal discovery engine. Our world-class structural biology team generates more than 125 protein structures annually and we use computational biology and computational chemistry to accelerate our discovery activities. While we have strong internal capabilities, we also believe that innovation is a collective, global endeavor and a single platform is unlikely to discover all the best ideas and approaches. We therefore plan to continue to pursue synergistic, in-pathway opportunities, regardless of origin, that meet our high scientific bar. Our extensive network and relationships provide us preferential—and at times exclusive—access to certain assets of interest.
•
Lead the next revolution in precision oncology. The first wave of precision oncology included tyrosine kinase inhibitors such as ROZLYTREK, approved for select tumors that harbor ROS1 or NTRK fusions. While these initial development efforts focused on specific disease-causing alterations in areas of high unmet medical need, these patient populations were modest in size. We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK and that encompasses a range of alterations, a holistic approach must be taken to target not just specific individual mutations, but multiple alterations and cooperative mechanisms in parallel. We are pursuing tissue agnostic and tissue specific labels with dynamically designed biomarker-based basket and umbrella studies, respectively, as well as master protocols, in order to quickly demonstrate clinical proof-of-concept in a variety of tumor types for both single agent and combination approaches.
•
Evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or control worldwide development and commercialization rights to our entire pipeline of 11 targeted therapy programs (excluding programs in our pipeline that arise from an investment made by Erasca Ventures in a third party). This provides us with the flexibility to explore combinations of our agents with each other, other investigational agents, and/or standard of care therapies. We intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in the United States and possibly Europe, where as many as 1.8 million patients are diagnosed annually with RAS/MAPK pathway alterations. We intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

Our singular focus on the RAS/MAPK pathway

Background

The RAS/MAPK pathway is one of the most frequently altered signaling pathways in cancer. Molecular alterations in key signaling nodes within the RAS/MAPK pathway have been shown to drive cell proliferation across a wide range of tumor types. As described further below, our wholly-owned or controlled pipeline targets all of the key signaling nodes colored in purple, either directly or indirectly as single agents and in combination in order to prolong survival in a wide range of patient populations.

EGFR/FLT3

EGFR and FLT3 are RTKs, which are proteins that are embedded in the cell membrane and relay growth signals from the outside environment to the cell’s internal machinery. At rest, these proteins reside on the cell membrane as inactive monomers. Growth factors secreted by nearby cells bind to specific RTKs, such as growth factor EGF binding to EGFR and FL binding to FLT3, and cause these RTKs to dimerize. Dimerized RTKs activate one another through transphosphorylation of their intracellular regions. Intracellular proteins, such as adapter proteins, bind to these phosphorylated regions and propagate the pro-growth signals within the cell via one or more signaling pathways. Cells express a variety of RTKs so that environmental cues can be relayed to specific cell populations in specific contexts. EGFR mediates pro-growth signaling in skin and in the ducts and outer surfaces of many organs. FLT3 predominantly mediates pro-growth signaling in immature blood cells.

Overactive RTK signaling can result in uncontrolled cell growth and survival that transforms normal cells into cancer cells.

SHP2

SHP2 is a protein tyrosine phosphatase and a key positive regulator of the growth signals from the RTK growth factor receptors to the intracellular signaling pathways (including RAS/MAPK and PI3K) that promote growth and survival of normal cells and cancer cells. As such, SHP2 is a convergent node for upstream RTK signaling: activated SHP2 upregulates (“turns up”) the positive signals and downregulates (“turns down”) the negative signals in the signaling cascades. SHP2 also serves as a central node in relaying the growth and survival signals from RTKs such as EGFR and FLT3 to RAS/MAPK and other intracellular pathways. SHP2 is an attractive target because SHP2 inhibition ubiquitously blocks the growth signals from multiple RTKs, preventing cancer cells from bypassing the blockade on a specific RTK (e.g., EGFR inhibitor) through activation of other RTK growth factor receptors (e.g., MET).

SOS1

SOS1, or Son of Sevenless-1, is a protein that is recruited to RTK complexes and, in turn, recruits and activates members of the RAS protein family. SOS1 activates RAS proteins by acting as a guanine nucleotide exchange factor (GEF), which facilitates the exchange of the RAS-bound nucleotide from guanine diphosphate (GDP) to guanine triphosphate (GTP). When GDP is exchanged for GTP, RAS adopts an active conformation that enables it to bind and activate downstream effector proteins, such as the RAF family, which ultimately results in RAS/MAPK pathway activation.

NF1

NF1, or neurofibromin, is a protein that accelerates the transition of RAS proteins from the active RAS-GTP state to the inactive RAS-GDP state. NF1 is classified as a GTPase activating protein (GAP) because it boosts the ability of RAS to hydrolyze bound GTP to GDP. Although RAS can autonomously hydrolyze GTP, it is dependent on GAPs such as NF1 to rapidly cycle it from the active state to the inactive state and thereby prevent overactive signaling. If NF1 is inactivated due to a mutation (NF1 loss-of-function mutation), RAS proteins may spend more time in the active RAS-GTP state. This can result in hyperactive RAS/MAPK pathway activation that drives aberrant cell growth and ultimately tumorigenesis. This is observed in patients affected by a genetic disorder caused by somatic mutations in the NF1 gene called neurofibromatosis type 1. NF1 loss-of-function mutations are observed in a variety of cancers, including melanoma and CRC, where they activate RAS/MAPK signaling alone or in conjunction with other RAS/MAPK pathway activating mutations.

RAS

RAS proteins are ubiquitously expressed GTPase proteins. The RAS protein family consists of KRAS, NRAS, and HRAS proteins and acts as the entry node in the MAPK signaling pathway. KRAS is the most abundantly expressed RAS protein followed by NRAS and then HRAS. RAS proteins act as signaling transducers since they are recruited to activated RTK complexes where they are converted into an active conformation (RAS-GTP) that enables them to activate downstream effector proteins, such as RAF proteins. The activation state of a RAS protein is dictated by the phosphorylation state of the bound guanosine: RAS adopts an inactive RAS-GDP conformation when bound to GDP and an active RAS-GTP conformation when bound to GTP. Conversion of RAS into an active conformation is mediated by binding to co-factor proteins, e.g., SOS1, and these co-factor proteins enable the exchange of the RAS-bound nucleotide from GDP to GTP. In the active state, RAS-GTP proteins interact with multiple effector proteins to propagate cell signaling through multiple pathways. For example, activated RAS-GTP proteins interact with RAF proteins to activate MAPK signaling, and PI3K proteins to activate PI3K pathway signaling. RAS can transition from the active state into the inactive state by hydrolyzing its bound nucleotide from GTP to GDP either intrinsically or catalyzed through interactions with co-factor proteins, such as NF1. RAS proteins are the most frequently mutated oncoproteins in cancer. These mutations occur at hotspots, such as amino acid residues 12, 13, and 61, and these hotspot mutations impair RAS’s ability to hydrolyze GTP to GDP. As a result, mutant RAS-GTP remains in the active state for prolonged periods of time resulting in hyperactive stimulation of the RAS/MAPK and other pathways.

RAF

RAF proteins are ubiquitously expressed serine-threonine kinases that are a part of the RAS/MAPK pathway and whose activity is regulated by RAS proteins. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1). In the absence of activated RAS-GTP, RAF proteins assume an autoinhibited conformation in complex with downstream effector proteins, MEK1 and MEK2. RAF proteins can homodimerize (e.g., BRAF-BRAF dimers) or heterodimerize (e.g., CRAF-BRAF dimers). When RAF proteins bind to activated RAS-GTP, they adopt an active conformation that results in activation of their kinase domains. The activated kinase domains then phosphorylate complexed MEK proteins, activating those proteins and releasing them from the RAF-MEK complex. Activated MEK then signals further down the RAS/MAPK pathway. Mutations in RAF proteins, especially in BRAF, have been observed in many cancers, such as melanoma, CRC, NSCLC, and thyroid cancer. For example, the BRAF V600E mutation (a class I BRAF mutation) is frequently observed in melanoma and this mutation enables BRAF to constitutively activate MEK as a monomer. Approved BRAF inhibitors for class I mutations include vemurafenib, dabrafenib, and encorafenib. Class II BRAF mutations enable BRAF to constitutively dimerize and activate MEK. Class III BRAF mutations impair the ability of the mutant BRAF protein to phosphorylate MEK, but class III mutant BRAF proteins can aberrantly dimerize with wildtype RAF proteins and enable their dimerized wildtype RAF partners to activate MEK. To our knowledge, there are no approved inhibitors of BRAF Class II or Class III mutations. A number of inhibitors targeting BRAF Class II and Class III mutations, as well as pan-RAF inhibitors designed to disrupt wildtype RAF signaling, are in development; however, to our knowledge, none have received regulatory approval.

MEK

MEK1 and MEK2 proteins are ubiquitously expressed serine-threonine kinases that are activated by RAF-mediated phosphorylation and signal downstream by activating ERK proteins. MEK1 and MEK2 proteins form complexes with RAF proteins in the inactive state and are recruited as a unit to activated RAS-GTP. RAS-GTP then activates the RAF-MEK complex by binding to RAF, which then activates MEK via phosphorylation and releases from the RAF-MEK complex. Activated MEK then selectively phosphorylates ERK1 and ERK2 proteins, which are the terminal nodes of the RAS/MAPK pathway. Currently approved MEK inhibitors, such as trametinib, binimetinib, cobimetinib, and selumetinib, allosterically bind MEK proteins and inhibit MEK activation, either as free proteins alone or in complex with RAF. The inhibition of RAS/MAPK signaling by MEK inhibitors can result in an upregulation of signaling upstream of MEK due to negative feedback loops within the RAS/MAPK pathway. This increased signaling pressure can overwhelm MEK inhibitors and result in reactivation of MAPK signaling. Most MEK inhibitors are approved in combination with a BRAF inhibitor partially due to their vulnerability of being overwhelmed by the reactivation of MAPK signaling. In this combination, BRAF inhibitors attenuate upstream signaling pressure on MEK inhibitors, and MEK inhibitors further limit downstream MAPK signaling not inhibited by the BRAF inhibitor.

ERK

The extracellular signal-regulated kinases (ERK), ERK1 and ERK2, are ubiquitous serine-threonine kinases that regulate cellular signaling in both physiological and pathological states and comprise the terminal node of the RAS/MAPK pathway. Once activated by MEK, ERK proteins phosphorylate thousands of downstream proteins, propagating RAS/MAPK signaling across multiple cellular functions. In contrast to currently approved allosteric MEK inhibitors, ERK inhibitors in development are ATP-competitive and as a result, their potency is robust against the activated state of ERK. Based on this property, ERK inhibitors potentially can overcome drug resistance mechanisms that involve reactivation of RAS/MAPK pathway signaling, such as a rebound of RAS/MAPK signaling resulting from the alleviation of negative feedback or an upstream RAS/MAPK pathway protein adopting an acquired resistance mutation.

ULK

Autophagy is a metabolic process that cells use to break down and recycle cellular components. This process enables cells to renew cellular components whose functions are impaired due to age or malfunction. Autophagy also serves as a survival mechanism in nutrient deprived conditions, enabling the cell to continue to synthesize critical cellular components. RAS-driven tumor cells reconfigure many of their metabolic processes, including autophagy, to better fuel their growth and survival. Autophagy can act as a resistance mechanism to RAS/MAPK pathway inhibitors by becoming constitutively active and enabling the cell to survive metabolic stresses induced by the inhibition of RAS/MAPK pathway signaling. ULK1 and ULK2 are serine-threonine kinases that control the initiation of autophagy, thereby acting as gatekeepers of autophagy. Combining a RAS/MAPK pathway inhibitor with an ULK1 and/or ULK2 inhibitor can potentially inhibit tumor growth by blocking upregulation of autophagy, a potential escape route or adaptive resistance mechanism to the RAS/MAPK pathway inhibitor.

MYC

The MYC protein (also known as c-MYC) is a transcription factor that regulates the transcription of hundreds of genes that are associated with cell growth. Transcription factors guide the cellular machinery to transcribe specific genes in the nucleus and those transcribed genes are then translated into proteins in the cytoplasm. Transcription factors are regulated by multiple signaling pathways, including RAS/MAPK, and they integrate this signaling information to transcribe genes in a context-dependent manner. Dimerization is required for MYC transcription factor activity and MYC’s most frequent dimerization partner is MAX. The activity of the MYC-MAX complex is largely driven by the concentration of MYC protein in the nucleus but other factors, such as the phosphorylation status of MYC, also regulate MYC activity. Given MYC’s critical role in regulating genes that drive cell growth, MYC function is dysregulated in 40% of cancers and MYC overexpression is the most frequent form of MYC dysregulation. MYC’s role as a transcription factor and not an enzyme has made the development of inhibitors targeting the MYC protein challenging. We believe inhibiting the transcription of MYC and/or MYC-agonists, such as MAX, offers a promising alternative therapeutic approach to reduce MYC activity in tumors where the traditional direct targeting of the MYC protein has failed. MYC and RAS are two of the most commonly dysregulated genes in human cancer and are also downstream effectors for a range of other oncogenic mutations in a variety of tumor types. MYC and RAS also frequently cooperate with each other in tumor development, heightening the urgency of targeting these two pivotal oncogenes.

Our approach is focused on comprehensively silencing the RAS/MAPK pathway by targeting these key signaling nodes, from upstream RTKs to downstream nuclear transcription factors, which have been shown to drive cell proliferation across a wide range of tumor types.

Patient lives at stake annually with RAS/MAPK pathway alterations

At Erasca, we are on a bold mission to erase cancer. The journey will be long, and it won’t be easy. But patients with cancer are waiting, and we are eager to make new therapies available as soon as possible. Our mission will involve delivering new therapies to patients in markets where there are limited or no approved therapies, which are referred to as “blue oceans” (adapted from Blue Ocean Strategy by Chan Kim & Renée Mauborgne), as well as markets where there are already approved or soon to be approved product offerings, or “red oceans.” Of the approximately 5.5 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, over 90% (approximately 5 million patients) are in blue oceans with limited or no treatment options. In the United States and Europe, there are over 1.8 million patients per annum who could be treated with the therapies we are seeking to develop and commercialize. In other parts of the world, we intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

Our therapeutic strategies for shutting down the RAS/MAPK pathway

We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just single nodes, but multiple nodes and cooperative mechanisms in parallel. We believe our internally and externally sourced RAS/MAPK pathway-focused pipeline, comprising 11 targeted therapy programs, is the deepest in the industry. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches that aim to prolong survival in numerous patient populations with high unmet medical needs. We are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway:

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. Our first therapeutic strategy to erase cancer is a novel MAPKlamp that targets upstream and downstream nodes, initially SHP2 and ERK, respectively, to shut down, or clamp, the signaling of various oncogenic drivers such as RTKs, NF1, RAS, RAF, and MEK alterations trapped in between any nodes involving this pathway. With our MAPKlamp approach, we aim to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking their main escape routes that lead to tumor resistance. We are also discovering and developing single agent and combination approaches to target other upstream nodes that impact the RAS/MAPK pathway such as EGFR, an RTK that represents a key escape route for RAS/MAPK pathway signaling, and SOS1, a GEF that enables RAS to cycle from the inactive GDP state to the active GTP state.

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. Our second therapeutic strategy to erase cancer is to target RAS directly by discovering and developing molecules that have the potential to inhibit RAS-GDP, as well as the more prevalent RAS-GTP. Utilizing our in-house discovery efforts employing structure-based drug/degrader design (SBDD), we are developing CNS-penetrant inhibitors of KRAS G12C, which is the only RAS isoform and mutation that is more commonly present in the inactive RAS-GDP state. We are also employing SBDD to develop proprietary compounds against KRAS G12D, which is more commonly found in the active RAS-GTP state and is the most prevalent KRAS mutation. Our approach to targeting other RAS isoforms and mutations that are found more commonly in the RAS-GTP state is based on the foundational discoveries of one of our co-founders, Dr. Kevan Shokat, a world-renowned pioneer of novel therapeutic approaches to targeting key signaling pathways such as RAS/MAPK in cancer.

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. Our third therapeutic strategy to erase cancer is to target other pathways and mechanisms that cooperate with RAS/MAPK pathway signaling. For example, RAS-driven cancers can become dependent on autophagy, which becomes constitutively active and represents a potential escape route for metabolically active tumors such as pancreatic ductal adenocarcinoma. By targeting ULK, a key regulator of autophagy, in combination with our RAS targeting agents, we aim to shut down this potential escape route for RAS-driven cancers. We also are actively pursuing various ways to further disrupt RAS/MAPK signaling by degrading key proteins. Finally, MYC is a transcription factor and oncogene that is overexpressed in the majority of human cancers, contributing to at least 40% of tumors and is a key enabler of RAS/MAPK pathway signaling at the transcriptional level. We are discovering novel approaches to targeting MYC.

Our strategic focus on the RAS/MAPK pathway allows us to comprehensively target every critical node in the pathway that could drive signaling. As shown in the figure below, our wholly-owned or controlled pipeline targets, either directly or indirectly, each of the signaling nodes colored in purple.

Our innovation model

Due to the magnitude of the challenge of erasing cancer, we are combining our robust internal discovery and development capabilities with a global in-licensing and acquisition strategy to assemble the industry’s deepest, modality-agnostic RAS/MAPK pathway-focused pipeline. We believe these complementary approaches to innovation provide us with important optionality, both therapeutically and strategically, as we endeavor to bring forth the next generation of potentially differentiated targeted therapies for RAS/MAPK pathway-driven cancers.

Internal discovery and development

We have built a productive and efficient internal discovery engine at the heart of which lies SBDD, a key tool for the discovery of novel small molecule therapeutics and protein degraders by elucidating the three-dimensional structure of the potential drug molecule or degrader bound to the target protein of interest, allowing scientists to better understand and iterate on the structure-activity relationship of their hit and lead compounds or degraders. Three of our senior scientists were early pioneers in the use of SBDD while at Agouron Pharmaceuticals (now Pfizer), the first biotechnology company to use protein structure to inform medicinal chemistry for drug discovery: Dr. Dave Matthews, the scientific founder of Agouron, is our Senior Crystallography Advisor; Dr. Michael Varney, one of the original employees at Agouron who built the team that developed SBDD, is our Chair of R&D, SAB member, and a member of our board of directors; and Dr. Ping Chen, our Senior Director of Crystallography, was a member of Dr. Matthews’ structural biology team at Agouron, and joined us from Pfizer to lead our internal structural biology efforts which generates more than 100 protein structures annually to guide our discovery research.

We use computational biology and computational chemistry to accelerate our discovery activities. We have standardized how we characterize our compounds across in vitro/vivo activity, drug distribution, metabolism, and pharmacokinetics (PK), structural, and secondary pharmacology assays, and centralized the storage of these data for automated analyses. These data are continuously reviewed by our scientific teams, and promising trends, including unpredicted ones that arise serendipitously, are prioritized for future exploration.

We supplement our medicinal chemistry efforts with fragment screens, including DNA encoded library (DEL) screens, to identify novel chemical matter with promising activity against targets of interest. These “hits” give us starting points for our early-stage drug discovery programs, and also provide opportunities to diversify molecular designs for later-stage discovery programs. DEL screens interrogate the binding of billions of compounds against our targets and increase the likelihood that we will discover a fragment that we can eventually transform into a potent therapy.

Based on our previous collective experiences at Ignyta, Roche/Genentech, Pfizer, and elsewhere, our team has extensive precision oncology expertise with dynamic clinical trial designs such as adaptive trials, biomarker-based basket and umbrella studies, and master protocols. We will continue to leverage this experience, in collaboration with industry and academic partners, in order to quickly demonstrate clinical proof-of-concept in a variety of tumor types for both single agent and combination approaches.

External sources of innovation

We believe innovation in cancer therapy is a collective, global endeavor unlikely to emerge from a single company or a single platform. There are exciting product candidates, technologies, and approaches in development worldwide, and our innovation model gives us the flexibility to supplement our internal efforts with externally sourced assets through collaboration, in-license, or acquisition. We also established Erasca Ventures, our wholly-owned subsidiary, in March 2021 to make equity investments in early-stage biotechnology companies that are aligned with our mission and strategy. In March 2022, Erasca Ventures made an equity investment in Affini-T Therapeutics, Inc. (Affini-T) to develop Affini-T’s potential best-in-class T-cell receptor (TCR) cell therapies targeting multiple oncogenic driver mutations, including KRAS G12V and KRAS G12D. To date, we have in-licensed or acquired novel therapies from multiple geographic regions, including our clinical-stage, oral ERK1/2 inhibitor, ERAS-007, which we acquired from Asana.

We leverage our extensive network of preferred relationships with our Scientific and Research & Development Advisory Boards, as well as leading institutional investors, investment banks, academic institutions, and biopharmaceutical companies that keep us apprised of assets of strategic interest. We pursue the best science in the world, regardless of its origin, and will continue to evaluate additional opportunities to strengthen and diversify our pipeline through academic and biopharmaceutical collaborations, in-licenses, acquisitions, and strategic investments that meet our high scientific bar and can help us advance our mission to erase cancer.

Modality-agnostic pipeline

Cancer is a complex, heterogeneous disease that is unlikely to succumb to a one-size-fits-all approach. We believe shutting down the RAS/MAPK pathway in cancer requires a systematic, data-driven approach to development, part of which involves choosing the most appropriate technology for the target of interest, or what we call a modality-agnostic approach. We therefore seek to understand the biology of the target of interest first, and then choose the therapeutic modality best suited to optimally inhibit or degrade that target. We are currently utilizing several modalities to target the RAS/MAPK pathway, including small molecule therapeutics, large molecule therapeutics, and protein degraders.

For example, we are developing protein degraders in addition to our internal small molecule discovery capabilities, including proteolysis targeting chimeras (PROTACs), as a complementary strategy to modulate RAS/MAPK pathway proteins of interest. PROTAC-mediated degradation is a viable option for attenuating oncogenic RAS/MAPK pathway levels and downstream signaling in cancer cells, by utilizing the body’s own natural disposal system to remove oncogenic proteins selectively and efficiently.

Our pipeline

We have assembled what we believe is the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry, comprising 11 modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The table below summarizes our current pipeline. We have exclusive worldwide development and commercial rights for all of our programs (excluding programs in our pipeline that arise from an investment made by Erasca Ventures in a third party).

Importantly, we believe the target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches designed to comprehensively shut down the RAS/MAPK pathway in a range of underserved cancer indications. The figure below illustrates the overlay between our current pipeline and several key nodes in the RAS/MAPK pathway that we believe are attractive targets for therapeutic intervention. Our pipeline also provides potential solutions for patients with limited or no treatments available by directly targeting with single agents and/or clamping with combinations, the various nodes of the RAS/MAPK pathway.

MAPKlamp: our therapeutic strategy targeting proximal and terminal nodes of the RAS/MAPK pathway

Our first therapeutic strategy to erase cancer with various combinations is MAPKlamp, our novel approach targeting upstream and downstream nodes in the RAS/MAPK pathway designed to shut down, or clamp, the signaling of various oncogenic drivers, such as RTKs, NF1, RAS, RAF, and MEK alterations trapped in between any nodes involving this pathway. With our MAPKlamp approach, we aim to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking the main escape routes that lead to tumor resistance.

Our lead product candidates are ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor), which together comprise our first, innovative MAPKlamp approach. ERK and SHP2 are the convergent downstream and upstream nodes of the RAS/MAPK pathway, respectively. ERK proteins propagate signaling for multiple cellular functions involved in cell growth and differentiation, which are often overactivated in RAS/MAPK pathway-driven cancers. We believe that targeting ERK, the terminal node of the RAS/MAPK pathway, is preferable to targeting MEK because it is less prone to MAPK pathway reactivation, which leads to greater suppression of signaling. The second prong of our first MAPKlamp, ERAS-601, is a potent and selective oral inhibitor of SHP2, a critical “on/off switch” that activates RAS-GTP signaling. Our SHP2 inhibitor is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance. Targeting either or both of these key nodes thereby has the potential to serve as a backbone of combination therapy against RAS/MAPK pathway altered cancers.

As our portfolio advances, we anticipate additional MAPKlamp combinations to emerge. Given the breadth of our pipeline, we believe we are the only company that has the therapeutic and strategic flexibility to comprehensively target every critical node in the RAS/MAPK pathway that could drive cancer signaling.

ERAS-007: our ERK inhibitor

ERAS-007 is designed to be a potent and selective oral inhibitor of ERK1/2. We in-licensed ERAS-007 from Asana based in part on preclinical studies that demonstrated the highest potency and longest target residence time of ERK inhibitors of which we are aware. In a Phase 1 clinical trial completed by Asana, ERAS-007 demonstrated single-agent activity including objective responses in tumors harboring RAS/MAPK pathway alterations and was well tolerated. We are pursuing a broad clinical development plan across multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials, that will include both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, and/or RAF inhibitors. The first four HERKULES Phase 1b/2 clinical trials are exploring both tissue agnostic and tissue specific indications in patients with solid tumors and hematologic malignancies. We dosed the first patient in HERKULES-1 in May 2021 and the first patients in HERKULES-2 and HERKULES-3 in September 2021. We believe that as many as 4.5 million patients worldwide per year could benefit from ERAS-007 combinations that include MAPKlamp, including 4.0 million patients with blue ocean indications where there are currently limited or no approved therapies.

Preclinical profile of ERAS-007

Asana completed a series of preclinical studies to characterize the differentiated attributes, namely high potency and long target residence time, of ERAS-007 in vivo and in vitro. In multiple assays, ERAS-007 achieved potent, reversible, and ATP-competitive inhibition of ERK1 and ERK2 with a biochemical IC50 (a measure of 50% inhibition) against both ERK1 and ERK2 of 2 nM and cell-based mechanistic IC50 against pRSK of 7 nM. In addition, ERAS-007 exhibited long biochemical residence time while bound to ERK, which has been measured as 550 minutes against ERK2. This longer target residence time compared to other clinical-stage ERK inhibitors may allow for longer intervals between doses in patients.

ERAS-007 IC50s against ERK1 and ERK2 were characterized in a biochemical kinase activity. Cell-based IC50 was characterized by the ability of ERAS-007 to inhibit ERK from phosphorylating one of its downstream targets, RSK1. pRSK represents RSK1 phosphorylation.

The biochemical binding properties of three clinical-stage ERK inhibitors shown as both the rate at which each inhibitor dissociates from ERK2 (koff) and the period of time that each ERK inhibitor binds ERK2 (residence time).

This biochemical potency has translated into strong anti-proliferative activity in cell lines with mutations in the RAS/MAPK pathway compared to other clinical-stage ERK inhibitor compounds. In 14 out of 14 cell lines that harbored activating RAS/MAPK pathway alterations, ERAS-007 exhibited potent activity with a less than 1 µM IC50. In two KRAS G12C cell lines, ERAS-007 showed greater potency compared to ulixertinib, an ERK inhibitor, comparable potency to binimetinib, a MEK inhibitor, and sotorasib, a KRAS G12C inhibitor. Cellular signaling studies demonstrated that ERAS-007 inhibited phosphorylation of downstream targets of ERK such as ribosomal S6 kinases (RSK), Fos-related antigen (FRA), and ETS domain-containing protein (ELK) in the BRAF V600E CRC HT-29 cell line. Demonstrating its selectivity, in seven out of eight cell lines that did not harbor any activating RAS/MAPK pathway alterations, ERAS-007 showed weak inhibition with a greater than 10 µM IC50. Together, these results suggest that ERAS-007 is a potent and selective ERK inhibitor with the ability to inhibit cell growth in multiple models of RAS/MAPK pathway-driven cancers relative to other agents used in these settings.

ERAS-007, ulixertinib and ravoxertinib were profiled in 3 BRAF mutant, 1 HRAS mutant, 8 KRAS mutant, 2 NRAS mutant, and 8 wildtype RAS and wildtype RAF cell lines. Nanomolar IC50 values are represented on the y-axis. Lower IC50s denote stronger activity.

ERAS-007 inhibits cell viability of two KRAS G12C mutant cell lines, pancreatic carcinoma MIA PaCa-2 and NSCLC NCI-H358, with higher potency than a clinical-stage ERK inhibitor, ulixertinib, and comparable potency to an approved MEK inhibitor, binimetinib, and an approved KRAS G12C inhibitor, sotorasib.

Inhibition of signaling by kinases is typically achieved by either: (1) ATP-competitive inhibition whereby an inhibitor blocks ATP binding or (2) allosteric inhibition whereby an inhibitor does not block ATP binding but rather binds to a different region to prevent the kinase from signaling downstream. Currently approved MEK inhibitors, trametinib, binimetinib, selumetinib, and cobimetinib, are allosteric MEK inhibitors. A potential limitation of these allosteric MEK inhibitors is that they preferentially bind MEK in the inactive state and have weaker inhibitory activity against activated MEK proteins. Another limitation is that some MEK inhibitors preferentially disrupt activation via one RAF family member (e.g., BRAF) but not another (e.g., CRAF). Due to negative feedback regulation in the RAS/MAPK pathway, inhibition of downstream signaling nodes can result in RAS/MAPK pathway feedback reactivation that is mediated through multiple members of the RAF family. This increased upstream signaling pressure can serve as a resistance mechanism to MEK inhibitors and has been observed in the clinic. As an ATP-competitive ERK inhibitor, ERAS-007 has been shown to more robustly block RAS/MAPK pathway reactivation than allosteric MEK inhibitors. As shown in the figure below, ERAS-007 continuously inhibited downstream ERK activity in a KRAS G12C mutant CRC cell line, whereas the RAS/MAPK pathway was reactivated beginning as early as 24 hours after treatment with each of the three MEK inhibitors, which is illustrated with the emergence of the dark P-RSK bands (darker intensity equates to higher signaling or reactivation) in the following Western blots.

Western blot characterization of three MEK inhibitors (selumetinib, binimetinib, and trametinib) and two ERK inhibitors (ulixertinib and ERAS-007) in the KRAS G12C mutant CRC cell line SW1463. The phosphorylation states of RSK (P-RSK), ERK (P-ERK), CRAF (P-CRAF) and MEK (P-MEK) are shown. Band intensity indicates level of phosphorylation. Total GAPDH (GAPDH), a housekeeping gene, is used as a protein loading control. Times, in hours, represent the duration of compound incubation. NT means “no treatment,” and this sample serves as a negative control. The level of P-RSK, highlighted in dotted red rectangles, indicates ERK signaling activity. The absence of a P-RSK band indicates inhibition of ERK signaling activity and thereby inhibition of RAS/MAPK pathway signaling.

In BRAF V600E colorectal cell lines, ERAS-007 also blocked the RAS/MAPK pathway feedback reactivation observed with MEK or other ERK plus BRAF inhibitor combinations at one-tenth the concentration used for the MEK and other ERK inhibitors. These results provide further support that inhibition of ERK by ERAS-007 may lead to more complete and durable blockade of the RAS/MAPK pathway relative to other inhibitors of ERK or MEK, either alone or in combination.

Treatment of two BRAF V600E mutant CRC cell lines, RKO and HT-29, with encorafenib in combination with the MEK inhibitor binimetinib, the ERK inhibitor ERAS-007, the ERK inhibitor LY3214996, and the ERK inhibitor ravoxertinib. The Western blot gels depict phosphorylation of RSK (P-RSK) and ERK (P-ERK). Higher levels of phosphorylation are depicted by higher (i.e., darker) band intensity. Total GAPDH protein (GAPDH) serves as a loading control. ERK signaling activity is represented by the phosphorylation state of RSK (P-RSK), which is a downstream target of ERK. The column values indicate the duration of compound incubation of up to 72 hours.

To explore ERAS-007 activity in vivo, we measured tumor growth inhibition (TGI) in a melanoma patient-derived xenograft (PDX) model resistant to BRAF and MEK inhibitors. Whereas treatment with dabrafenib, a BRAF inhibitor, and vehicle showed similar tumor growth trajectories, ERAS-007 significantly inhibited tumor growth at the end of the 38-day treatment period at both 25 mg/kg twice a day (BID) (p-value < 0.001) and 50 mg/kg BID (p-value < 0.01). These data suggest ERAS-007 may be more potent than BRAF or MEK inhibitors in achieving inhibition of the RAS/MAPK pathway and may be able to overcome treatment resistance.

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 means that there is a less than or equal to 5% probability that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result. The FDA’s evidentiary standard of efficacy when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05.

ERAS-007 shows significant TGI relative to vehicle control at both 25 mg/kg BID (p-value < 0.001) and 50 mg/kg BID (p-value < 0.01) in a dabrafenib resistant melanoma PDX model.

Preclinical anti-tumor activity of ERAS-007

We further showed the breadth of ERAS-007 in vivo activity in CRC, NSCLC, pancreatic cancer, melanoma, and neuroblastoma models harboring alterations in the BRAF, NRAS, or KRAS nodes of the RAS/MAPK pathway. In the BRAF V600E mutant melanoma cell line-derived xenograft (CDX) A375 model, ERAS-007 showed dose-dependent tumor inhibition with a maximal 104% TGI at 30 mg/kg BID (p-value <0.001 across all ERAS-007 doses relative to vehicle control). In the NRAS Q61K mutant neuroblastoma CDX SK-N-AS model, ERAS-007 showed dose-dependent tumor inhibition with a maximal 82% TGI at 25 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the KRAS G12D pancreatic CDX Panc-1 model, ERAS-007 showed dose-dependent TGI with a maximal 94% TGI at 40 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the KRAS G13D CRC CDX HCT116 model, ERAS-007 showed 101% TGI at 25 mg/kg BID (p-value < 0.001 relative to vehicle control). ERAS-007 showed superior TGI to ulixertinib at 75 mg/kg QD in Panc-1 and MIA PaCa-2 at doses ranging from 20 mg/kg BID to 40 mg/kg BID. TGI values >100% indicated tumor regression.

ERAS-007 showed significant TGI in pancreatic cancer, CRC, melanoma, and neuroblastoma CDX models at doses ranging from as low as 10 mg/kg BID (p-value < 0.001). At doses ranging from 20 mg/kg BID to 40 mg/kg BID, ERAS-007 showed superior TGI to a clinical-stage ERK inhibitor, ulixertinib, at 75 mg/kg QD, in pancreatic cancer Panc-1 and MIA PaCa-2 CDX models. ERAS-007 at 25 mg/kg BID also showed superior TGI to ravoxertinib at 50 mg/kg BID in the CRC HCT-116 CDX model. Relative to trametinib at 1.5 mg/kg QD, ERAS-007 showed superior TGI in the MIA PaCA-2 CDX model at doses ranging from 20 mg/kg BID to 40 mg/kg BID and in the pancreatic cancer CDX Panc-1 at 40 mg/kg BID. In the neuroblastoma S-K-NAS model, ERAS-007 showed superior TGI at doses as low as 12.5 mg/kg BID to trametinib at 0.15 mg/kg QD. Error bars represent standard error of the mean (SEM).

ERAS-007 showed statistically significant TGI in BRAF V600E CRC, mutant EGFR NSCLC, and mutant KRAS NSCLC CDX models as a monotherapy and in combination with standard of care targeted therapies and with ERAS-601 (our first MAPKlamp). In the BRAF V600E CRC CDX model RKO, ERAS-007 exhibited 82% TGI as a monotherapy (p-value < 0.001), 88% TGI in combination with encorafenib (p-value <0.001) and 93% TGI in combination with encorafenib and cetuximab (p-value < 0.001). In the BRAF V600E CRC CDX model WiDr, ERAS-007 exhibited 102% TGI as a monotherapy (p-value < 0.001), 109% TGI in combination with encorafenib (p-value < 0.001), and 111% TGI in combination with encorafenib and cetuximab (p-value < 0.001). Indicated with an asterisk in the graphic, both ERAS-007 combinations achieved statistically significant TGI relative to either the encorafenib and cetuximab combination or ERAS-007 monotherapy (p-values < 0.01). In the EGFR exon 19 deletion and MET amplified CDX HCC827/ER1, ERAS-007 achieved 121% TGI as a monotherapy (p-value < 0.001), 123% in combination with osimertinib at 10 mg/kg BID (p-value <0.001), and 124% TGI in combination with osimertinib at 30 mg/kg QD (p-value < 0.001). In the EGFR exon 19 deletion, EGFR T790M, and MET amplified CDX NCI-H820, ERAS-007 achieved 117% TGI as monotherapy (p-value < 0.001), 107% TGI in combination with osimertinib at 10 mg/kg BID (p-value < 0.001), and 112% TGI in combination with osimertinib at 30 mg/kg QD (p-value < 0.001).

In the KRAS G12V NSCLC CDX model NCI-H441, the MAPKlamp combination of ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD achieved a statistically significant TGI of 113% (p-value < 0.001), demonstrating statistically significant benefit relative to the respective monotherapy doses of both ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD (p-value < 0.01). ERAS-007 as a monotherapy at 30 mg/kg BID and 30 mg/kg QD doses achieved statistically significant TGI of 115% (p-value < 0.001) and 94% (p-value < 0.001), respectively. ERAS-601 as a monotherapy at 30 mg/kg QD and 15 mg/kg QD doses achieved statistically significant TGI of 101% (p-value < 0.001) and 87% (p-value < 0.001), respectively. In the KRAS G12A NSCLC CDX model NCI-H2009, the MAPKlamp combination of ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD achieved statistically significant TGI of 107% (p-value < 0.001). MAPKlamp achieved a statistically significant combination benefit relative to the respective monotherapy doses of both ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD (p-value < 0.01). The MAPKlamp combination also showed statistically significant superior TGI relative to ERAS-007 monotherapy at 30 mg/kg BID (p-value < 0.05) and ERAS-601 monotherapy at 30 mg/kg QD (p-value < 0.01). These doses represent the maximum monotherapy nonclinical efficacious doses for ERAS-007 and ERAS-601. ERAS-007 as a monotherapy at 30 mg/kg BID achieved statistically significant TGI of 93%). ERAS-601 as a monotherapy at 30 mg/kg QD and 15 mg/kg QD doses achieved statistically significant TGI of 90% (p-value < 0.001) and 73% (p-value < 0.001), respectively. TGI values >100% indicated tumor regression.

ERAS-007 was profiled in two BRAF V600E CRC CDX models, RKO, which was insensitive to encorafenib and cetuximab treatment, and WiDr, which was sensitive to encorafenib and cetuximab treatment. In both models, ERAS-007 combinations showed superior TGI to encorafenib (Encor.) and cetuximab (Cetux.) monotherapies and to the encorafenib and cetuximab combination (p-value < 0.01). The asterisk in the WiDr graphic indicates that the TGI of the ERAS-007 combinations relative to either the encorafenib and cetuximab combination or ERAS-007 monotherapy was statistically significant (p-value < 0.01). In two osimertinib-resistant mutant EGFR NSCLC CDX models, HCC827/ER1 and NCI-H820, ERAS- 007 showed superior TGI to osimertinib monotherapy both as a single agent and in combination with osimertinib (p-value < 0.001). In two mutant KRAS NSCLC CDX models, NCI-H441 and NCI-H2009, the MAPKlamp combination of ERAS-007 and ERAS-601 achieved statistically significant TGI relative to vehicle (p-values < 0.01) and showed statistically significant combination benefit relative to the respective monotherapy doses used in the MAPKlamp combination (p-values < 0.01). At their efficacious monotherapy doses, ERAS-007 and ERAS-601 also achieved significant TGI in both models as monotherapies (p-values < 0.01).

In a panel of 41 CRC PDX models, which include the most common genetic alterations in CRC, ERAS-007 inhibited tumor growth by greater than 50% relative to untreated tumors in 30 out of the 41 CRC PDX models (73%). ERAS-007’s inhibitory activity was observed in 71% of KRAS mutant models (n=17 total), 73% of BRAF models (n=11 total), and 77% of KRAS wildtype and BRAF wildtype models (n=13 total). Together, these in vivo results suggest ERAS-007 exhibits strong single agent anti-tumor activity across a wide range of tumors with alterations in BRAF and KRAS relative to other agents in use today.

ERAS-007 inhibited tumor growth by greater than 50% in 73% of CRC PDX tumor models. The T/C (treated/control) ratio is calculated as the ratio of mean volume of ERAS-007 treated tumors to mean volume of untreated tumors in the control group. Lower values represent better TGI.

Phase 1 trial of single agent ERAS-007 in patients with advanced solid tumors

Asana completed a Phase 1 first-in-human clinical trial (ASN007-101) that evaluated the safety, tolerability, PK, pharmacodynamics (PD), and preliminary anti-tumor activity of ERAS-007 in patients with advanced cancers. Forty-nine patients were enrolled and administered ERAS-007 QD (17 patients) or QW (32 patients). Following dose escalation using both schedules, the recommended dose (RD) of 250 mg QW was selected. The maximum tolerated dose (MTD) on a daily schedule was 40 mg QD.

Phase 1 safety and tolerability

ERAS-007 showed a reversible and manageable adverse event profile, consistent with other RAS/MAPK-pathway inhibitors (e.g., MEK inhibitors). The ERAS-007 QW dosing schedule was better tolerated than QD dosing based on the treatment-related adverse events (TRAEs) reported. Transient nausea and vomiting observed with QW dosing were manageable. Skin toxicities have been noted as a class effect of inhibitors of RAF, MEK, or ERK. Less skin toxicity was observed with QW dosing of ERAS-007 compared to QD dosing. Ophthalmic toxicities have been observed during treatment with MEK targeted agents and occur with ERK inhibitors, and reversible retinopathy is a well-known MEK/ERK inhibitor class effect.

The ERAS-007 250 mg QW RD was well tolerated with minimal grade 3 and no grade 4 or 5 TRAEs, as shown in the table below. No grade 3 or higher eye toxicity was observed at this dose. We believe these safety results and QW dosing support combination strategies in our ERAS-007 clinical development plan.

System Organ Class / Preferred Term	Treatment-Related Adverse Events 250 mg Once Weekly Schedule N=13				
	All (%)	Gr 1 (%)	Gr 2 (%)	Gr 3 (%)	Gr ≥4 (%)
Gastro-Intestinal					
Diarrhea	10 (77)	6 (46)	4 (31)	-	-
Nausea	8 (62)	5 (38)	3 (23)	-	-
Vomiting	5 (38)	1 (8)	2 (15)	2 (15)	-
Skin					
Rash – acneiform	3 (23)	2 (15)	1 (8)	-	-
Rash – maculopapular	5 (38)	2 (15)	2 (15)	1 (8)	-
Rash	1 (8)	-	1 (8)	-	-
Eye					
Chorioretinopathy	-	-	-	-	-
Blurred vision	6 (46)	3 (23)	3 (23)	-	-

Phase 1 pharmacokinetics

As shown in the table below, the ERAS-007 Phase 1 data suggest that intermittent QW dosing is preferable to QD dosing. The duration of time in which mean concentration was above IC90 (%T>IC90), which correlates with tumor cell killing, was substantially longer for 250 mg QW (~29%) compared to 40 mg QD (~17%). The lower Cmin for 250 mg QW, compared to 40 mg QD, allows more time for RAS/MAPK pathway recovery, which gives normal cells a treatment break during each dosing interval.

Optimizing dosing and scheduling

The observed long biochemical residence time of ERAS-007 bound to ERK (greater than 9 hours) and the observed human half-life (approximately 30 hours) offer flexibility in optimizing the dosing schedule. While the QW schedule of ERAS-007 demonstrated clinical activity with an acceptable adverse event profile, our exploratory PK/PD analyses suggest that increasing duration of exposure above IC90 (which increases tumor cell killing) may drive anti-tumor activity, and that maintaining Cmin near or below IC50 (which allows normal cells to recover) may improve safety and tolerability. Informed by the clinical data observed from the Phase 1 trial, we conducted PK simulations (projections based on the data) to explore alternative dosing regimens to provide additional flexibility for combinations with ERAS-601 (together, our first MAPKlamp) and other agents, as shown in the figure and table below.

The PK simulations suggest that the dosing regimen of twice daily on day 1 of each week (BID-QW) may potentially provide a meaningful extension of the duration of the PK exposure above the IC90 beyond what has been achieved with 250 mg QW to improve cancer cell killing, while still maintaining Cmin near or below the IC50, to give normal cells a treatment break during each dosing interval. Therefore, in the Phase 1b/2 trial of ERAS-007 in patients with advanced or metastatic cancers (HERKULES-1, described below), we plan to evaluate this BID-QW dosing schedule in the dose escalation cohort, in addition to the 250 mg QW expansion cohort.

Phase 1 clinical activity

Objective tumor responses and durable disease control of ERAS-007 were observed in diverse tumor types at doses ranging from 120 to 250 mg QW in patients with BRAF-, HRAS-, and NRAS-driven cancers. As of the December 21, 2020 data cutoff, the waterfall plot below illustrates the objective responses seen in all patients who had received at least one dose of ERAS-007 and underwent at least one tumor assessment (the efficacy-evaluable patients). Four responses were observed in patients with BRAF V600E thyroid cancer (180 mg QW), BRAF K601E NSCLC (120 mg QW), HRAS salivary gland cancer (250 mg QW), and BRAF rearranged melanoma (250 mg QW).

“% Change from Baseline in Tumor Size” is defined as the maximum reduction in the sum of tumor diameters of selected target lesions measured after a patient started on study treatment compared to the baseline measurements of the same target lesions before study treatment was started. “Efficacy-Evaluable” is defined as patients who have a baseline tumor scan and at least one post-baseline scan after starting study treatment, to allow assessment of tumor response. Prior treatments in patients with objective responses included: HRAS salivary gland—radiation; BRAF rearranged melanoma—nivolumab/ipilimumab, radiation; BRAF V600E thyroid—radiation; BRAF K601E NSCLC—carboplatin/pemetrexed, carboplatin/paclitaxel plus durvalumab. The dashed lines represent the RECIST-defined definitions of response (30% decrease) or progression (20% increase) in tumor size.

As of the December 21, 2020 data cutoff, the swimmer plot below demonstrated encouraging duration of treatment, with three patients who achieved disease control that exceeded one year. One patient with BRAF V600E melanoma (7104-010) received ERAS-007 for a total of 71 weeks before experiencing disease progression, first on the ASN007-101 clinical trial (shown in this swimmer plot) and subsequently on a single patient IND (not shown in this swimmer plot), since the patient was deriving clinical benefit at the time the ASN007-101 trial had completed.

Examples of single agent activity of ERAS-007 from these responses in patients with melanoma and salivary gland adenocarcinoma are shown in the scan images below. On the left, a patient with a BRAF rearranged melanoma, who had prior progression on nivolumab/ipilimumab, showed complete regression of the target lesion. On the right, a patient with HRAS salivary gland cancer showed partial response of target lesions.

Rationale for combining with other targeted agents

Since ERK is the terminal node of the RAS/MAPK pathway and activates hundreds to thousands of downstream proteins, we believe an ERK inhibitor is an attractive combination partner to achieve maximal inhibition of the RAS/MAPK pathway. In combination with RTK, SHP2, RAS, and/or RAF inhibitors, an ERK inhibitor has the potential to further inhibit RAS/MAPK pathway signaling and delay development of resistance. The RAS/MAPK pathway is regulated by negative feedback mechanisms that desensitize the pathway when active. In the presence of a RAS/MAPK pathway inhibitor, pathway signaling activity is reduced, alleviating negative feedback mechanisms and sensitizing the RAS/MAPK pathway to upstream signaling. This sensitization can prevent RAS/MAPK pathway inhibitors from achieving therapeutic levels of pathway inhibition. Another challenge for RAS/MAPK pathway inhibitors is the activation of RTKs that can generate sufficient upstream RAS/MAPK pathway signaling pressure that overwhelms RAS/MAPK pathway inhibitors. Combining upstream RAS/MAPK pathway inhibitors with an ERK inhibitor can potentially enable pathway inhibition in the absence of negative feedback and in the presence of additional upstream signaling pressure. The activity of RAS/MAPK pathway inhibitors can also be bypassed by the emergence of activating mutations in RAS/MAPK pathway proteins that lie downstream. For example, activating mutations in RAS can emerge as a resistance mechanism against EGFR inhibitors in mutant EGFR NSCLC, and MEK mutations can develop as a resistance mechanism against BRAF plus MEK inhibitors in melanoma. As the terminal node of the RAS/MAPK pathway, ERK inhibition can help address activating RAS, RAF, or MEK mutations that can act as resistance mechanisms to RAS/MAPK pathway inhibitors.

BRAF V600E CRC as an example that ERK inhibition can reduce the emergence of resistance

While the combination of a BRAF inhibitor and an EGFR inhibitor (encorafenib plus cetuximab) has been approved for the second- and third-line treatment of BRAF V600E CRC, only 20% of patients experience an objective response, and only half of these responses last more than 4 months. Therefore, emergence of resistance is a major therapeutic barrier to long-term clinical benefit. Analysis of post-progression biopsies and cell-free DNA samples revealed a heterogeneous collection of resistance mutations in the RAS/MAPK pathway, including KRAS, NRAS, MEK1, and MEK2. A set of published experiments conducted by researchers at Massachusetts General Hospital modeled this clinical resistance in a pooled clone model system and xenograft models. Seven different resistant BRAF V600E CRC cells, each engineered with one of these resistance mutations, were introduced at 1% allele frequency into a pool of sensitive BRAF V600E CRC cells. Of all combination therapies evaluated, a triple blockade of BRAF, EGFR, and ERK (identified with a red box around the image below) proved to be the most effective in reducing tumor volume and preventing the emergence of resistance clones.

These data suggest that: (1) in tumors that are highly addicted to the RAS/MAPK pathway, such as BRAF V600E CRC, resistance mechanisms are dominated by reactivation of this critical pathway via mutations within the pathway, and (2) an ERK inhibitor can potentially overcome these resistance mechanisms by blocking the terminal node of the pathway. Therefore, ERAS-007 may be combined with other RAS/MAPK pathway inhibitors (e.g., KRAS G12C inhibitor and BRAF inhibitor) as either initial therapy or in the post-progression setting in patients who have been treated with RAS/MAPK pathway inhibitors.

Development strategy for ERAS-007

We are pursuing a broad clinical development plan for ERAS-007 across multiple tumor types that includes both monotherapy and combinations with approved and investigational agents. The first series of trials are four POC trials in solid tumors, NSCLC, CRC, and AML. While providing POC data, these trials may be expanded to enable potential accelerated approvals in their respective indications:

1.
HERKULES-1 for a potential tissue agnostic indication in solid tumors with RAS/MAPK pathway alterations
2.
HERKULES-2 for EGFR mutant or KRAS mutant NSCLC, with potential to subsequently expand to other NSCLC populations
3.
HERKULES-3 for KRAS mutant, NRAS mutant, or BRAF V600E CRC initially, with potential to subsequently expand to other GI cancer populations
4.
HERKULES-4 for FLT3 mutant AML, with potential to subsequently expand to other hematological malignancy populations

We anticipate multiple data readouts from our HERKULES clinical trials beginning in 2022, including a Phase 1b monotherapy data readout from HERKULES-1 in the second half of 2022, a Phase 1b combination data readout from HERKULES-2 in 2023, and a Phase 1b combination data readout from HERKULES-3 between the fourth quarter of 2022 and the first half of 2023.

As shown in the schema below, HERKULES-1 is a Phase 1b/2 trial evaluating ERAS-007 monotherapy in patients with solid tumors. In Part A, a dose-finding portion will determine the maximum tolerated dose (MTD) and RD when ERAS-007 is given BID-QW, the rationale of which was described earlier in the Phase 1 PK pharmacokinetics section. The primary endpoint of this part is to characterize the safety profile of ERAS-007 when given on a BID-QW schedule. Testing this alternative intermittent dosing schedule will provide us with three schedules (QD, QW, and BID-QW) from which to select the optimal dose and schedule to combine with ERAS-601 (our first MAPKlamp) and other agents. When the ERAS-601 RD is identified from the FLAGSHP-1 trial (described below), we expect to amend the HERKULES-1 trial protocol to identify the optimal dose and schedule for the ERAS-007 and ERAS-601 combination and to evaluate the preliminary efficacy and safety of this MAPKlamp in multiple tumor types. In Part B, which is running in parallel with Part A (since monotherapy responses were observed with the QW schedule in the completed Phase 1 clinical trial of ERAS-007), separate cohorts are evaluating ERAS-007 QW in patients with NSCLC, pancreatic cancer, melanoma, and other solid tumors that harbor RAS/MAPK pathway alterations. These patient populations have high unmet medical needs, as they have exhausted all approved therapies. Patients in some cohorts have not been previously treated with any RAS/MAPK pathway inhibitors (e.g., KRAS, BRAF, or MEK inhibitors), since none of these inhibitors are approved for use in these patients. Patients in other cohorts have been previously treated with RAS/MAPK pathway inhibitors when these agents are part of standard of care. The primary endpoint is an assessment of anti-tumor activity of ERAS-007 in the patient populations. We dosed the first patient in HERKULES-1 in May 2021.

As shown in the schema below, HERKULES-2 is a Phase 1b/2 master protocol evaluating novel combination therapies for patients with NSCLC. Sub-Study A is focused on patients with EGFR mutant NSCLC, representing approximately 184,000 new patients worldwide each year, and Sub-Study B is focused on patients with KRAS G12C mutant NSCLC, representing approximately 240,000 new patients worldwide each year. The master protocol for this clinical trial may be expanded in the future to include other novel combinations and indications in NSCLC. We dosed the first patient in HERKULES-2 in September 2021.

Sub-Study A. For patients with EGFR mutant NSCLC, the standard of care for newly diagnosed patients with metastatic disease is osimertinib, an EGFR inhibitor. While 77% of patients respond initially, nearly all patients experience disease progression while on osimertinib treatment, and no other targeted therapy is approved in the post-osimertinib setting. Biomarker analyses of tumors that developed resistance to osimertinib showed that RAS/MAPK pathway alterations make up a substantial portion of resistance mechanisms. With the ERAS-007 plus osimertinib combination, we are evaluating in this trial whether combined ERK and EGFR inhibition can overcome osimertinib resistance in EGFR mutant NSCLC with RAS/MAPK pathway alterations. In Part A1, an ERAS-007 QW RD will be identified in combination with osimertinib. The primary endpoint will be a safety assessment of this combination. In Part A2, this combination regimen will be evaluated in EGFR mutant NSCLC patients who have progressed on initial osimertinib monotherapy. The primary endpoint will be an assessment of anti-tumor activity. Part A3 will identify the RD of ERAS-007 on a BID-QW schedule in combination with osimertinib, with a safety assessment as the primary endpoint. Part A4 will evaluate this combination with BID-QW schedule in a larger patient population, with a preliminary assessment of anti-tumor activity as the primary endpoint.

HERKULES-2 Sub-Study A: EGFR mutant NSCLC

Sub-Study B. For patients with KRAS G12C NSCLC, the standard of care for previously-treated patients with metastatic disease is sotorasib, a KRAS G12C inhibitor. Only 36% of patients respond initially, and nearly all patients experience disease progression. Biomarker analyses of tumors that developed resistance to a KRAS G12C inhibitor showed that RAS/MAPK pathway alterations make up a substantial portion of resistance mechanisms, highlighting the strong reliance of KRAS G12C NSCLC on this pathway. With the ERAS-007 plus sotorasib and ERAS-601 plus sotorasib combinations in Sub-Study B, we are evaluating whether combined ERK and KRAS G12C inhibition can lead to broader and deeper responses than sotorasib monotherapy, as well as prolonged efficacy and SHP2 and KRAS G12C inhibition. In Part B1 and Part B3, the RDs for ERAS-007 on QW and BID-QW schedules will be identified in combination with sotorasib, respectively. The primary endpoint will be a safety assessment of combinations. In Part B2 and Part B4, these combination regimens will be evaluated in KRAS G12C mutant NSCLC patients who are naïve to KRAS G12C inhibitor treatment. The primary endpoint will be an assessment of anti-tumor activity. Part B5 and Part B7 will identify the RDs of ERAS-601 dosing schedules in combination with sotorasib, respectively. The primary endpoint will be a safety assessment of the combinations. Part B6 and Part B8 will evaluate these combinations in a larger patient population, respectively, with a preliminary assessment of anti-tumor activity as the primary endpoint.

HERKULES-2 Sub-Study B: KRAS G12C NSCLC

As shown in the schema below, HERKULES-3 is a Phase 1b/2 master protocol evaluating novel combination therapies for patients with GI malignancies. Sub-Study A is focused on patients with BRAF V600E mutant CRC, representing approximately 180,000 new patients worldwide each year, and Sub-Study B, on patients with KRAS or NRAS mutant CRC and KRAS mutant pancreatic cancer, representing over 1.1 million new patients worldwide each year. The master protocol for this clinical trial may be expanded in the future to include other novel combinations and indications in GI cancers. We dosed the first patient in HERKULES-3 in September 2021.

Sub-Study A. The standard of care for patients with BRAF V600E CRC in the second-/third-line metastatic setting is encorafenib plus cetuximab, an anti-BRAF and anti-EGFR doublet therapy. Only 20% of patients respond, nearly all patients experience disease progression, and the median overall survival is less than 9 months. The prognosis for patients in the post-encorafenib plus cetuximab setting is worse. In preclinical models of BRAF V600E CRC, the addition of an ERK inhibitor to BRAF inhibitor plus EGFR inhibitor substantially enhanced anti-tumor activity and reduced the development of resistance to BRAF inhibitor plus EGFR inhibitor. In Part A1, the ERAS-007 QW RD will be identified in combination with encorafenib plus cetuximab, with a safety assessment of the combination as the primary endpoint. The RD will be evaluated further in two patient populations: BRAF V600E CRC patients who are naïve to encorafenib plus cetuximab treatment and who have been treated with encorafenib plus cetuximab. The primary endpoint will be an assessment of anti-tumor activity. Parts A2 and A3 contain optional cohorts that would allow us to evaluate alternative dosing schedules of ERAS-007 in combination with encorafenib and cetuximab, depending on the results from Part A1.

HERKULES-3 Sub-Study A: BRAF V600E CRC

A1: ERAS-007 QW [a] + EC [d]
Dose Escalation
Part A1a: EC-naïve or -treated BRAF V600E CRC
ERAS-007 250 mg QW + EC
ERAS-007 200 mg QW + EC
ERAS-007 150 mg QW + EC
Dose Expansion
Part A1b: EC-naïve BRAF V600E CRC
ERAS-007 QW + EC (RD)
Part A1c: EC-treated BRAF V600E CRC
ERAS-007 QW + EC (RD)
A2: ERAS-007 BID-QW [b] + EC [d]
Dose Escalation
Part A2a: EC-naïve or -treated BRAF V600E CRC
ERAS-007 125 mg BID-QW + EC
ERAS-007 100 mg BID-QW + EC
ERAS-007 75 mg BID-QW + EC
Dose Expansion
Part A2b: EC-naïve BRAF V600E CRC
ERAS-007 BID-QW + EC (RD)
Part A2c: EC-treated BRAF V600E CRC
ERAS-007 BID-QW + EC (RD)
A3: ERAS-007 QD [c] + EC [d]
Dose Escalation
Part A3a: EC-naïve or -treated BRAF V600E CRC
ERAS-007 40 mg QD + EC
ERAS-007 30 mg QD + EC
ERAS-007 20 mg QD + EC
Dose Expansion
Part A3b: EC-naïve BRAF V600E CRC
ERAS-007 QD + EC (RD)
Part A3c: EC-treated BRAF V600E CRC
ERAS-007 QD + EC (RD)

Dose Escalation parts may not open at the same time. Dose Expansion parts may open after RDs have been identified in the Dose Escalation parts.

[a] ERAS-007 QW: ERAS-007 oral once a week

[b] ERAS-007 BID-QW: ERAS-007 oral twice a day on a single day each week

[c] ERAS-007 QD: ERAS-007 oral once a day

[d] EC: Encorafenib 300 mg oral daily + Cetuximab 500 mg/m^2 intravenous infusion once every 2 weeks

Sub-Study B. The standard of care for patients with KRAS or NRAS mutant CRC in the third-line metastatic setting is typically chemotherapy. However, when treated with regorafenib (a multi-kinase inhibitor) or TAS-102 (chemotherapy), less than 5% of patients respond, nearly all patients experience disease progression, and the median overall survival is around 6 months. In preclinical models of KRAS or NRAS mutant CRC, the combined inhibition of cycle and RAS/MAPK pathways demonstrated substantial anti-tumor activity in these highly resistant tumor types. In Part B1 and Part B2, the ERAS-007 QW RD will be identified in combination with two different schedules of palbociclib, with a safety assessment of the combination as the primary endpoint. In Part B3 and Part B4, the alternative schedule of ERAS-007 given BID-QW may be evaluated. One RD and schedule will be evaluated further in previously-treated patients with KRAS or NRAS mutant CRC. The primary endpoint will be an assessment of anti-tumor activity.

HERKULES-3 Sub-Study B: KRAS or NRAS mutant CRC

As shown in the schema below, HERKULES-4 is a Phase 1b/2 clinical trial evaluating novel combination therapies for patients with hematological malignancies. Sub-Study A is focused on patients with FLT3 mutant AML, which represents 30-40% of all AML, or approximately 61,000 new patients worldwide each year. The standard of care for patients with relapsed/refractory AML is gilteritinib, a FLT3 inhibitor. Only 14% of patients achieve a complete remission, nearly all patients experience disease progression, and the median overall survival is less than 10 months. While FLT3 is the most commonly altered gene in AML, alterations along the entire RAS/MAPK pathway are also prevalent, including SHP2, KRAS, NRAS, and BRAF, suggesting dual FLT3 and SHP2 inhibition or FLT3 and ERK inhibition may improve the efficacy of gilteritinib monotherapy. In Part A1, the RD of ERAS-007 in two schedules in combination with gilteritinib will be identified, with a safety assessment as the primary endpoint. In Part A2, a selected RD and schedule of ERAS-007 will be evaluated further in an expansion cohort of patients with relapsed/refractory FLT3 mutant AML. The primary endpoint will be an assessment of anti-tumor activity. In Part A3, the RD of ERAS-601 in two schedules in combination with gilteritinib will be identified, with a safety assessment as the primary endpoint. A selected RD and schedule of ERAS-601 will be evaluated further in an expansion cohort of patients with relapsed/refractory FLT3 mutant AML. The master protocol may be expanded in the future to include additional sub-studies of other novel combinations and indications in hematological malignancies.

These and other trial designs may be modified based on evolving clinical and nonclinical data, as well as feedback from regulatory agencies.

ERAS-601: our SHP2 inhibitor

ERAS-601 is designed to be a potent and selective oral inhibitor of SHP2. In preclinical studies, ERAS-601 has demonstrated strong in vitro potency relative to other SHP2 inhibitors (RMC-4550 and TNO155) and favorable absorption, distribution, metabolism, and excretion (ADME) and PK properties, which we believe support its use in a broad range of combination therapies. ERAS-601 is the second prong of our first MAPKlamp with ERAS-007. In our first-in-human trial, FLAGSHP-1, we are evaluating the safety, tolerability, PK, PD, and preliminary anti-tumor activity of ERAS-601 in patients with advanced or metastatic solid tumors. We believe that approximately 4.9 million patients worldwide per year could benefit from ERAS-601 in combination with other agents, including ERAS-007.

Preclinical profile of ERAS-601

In a biochemical assay, ERAS-601 potently and selectivity inhibited full length SHP2 with an IC50 value of 4.6 nM as shown in the table on the left below. By binding to an allosteric pocket that is present only in the inactive conformation of SHP2, ERAS-601 inhibited SHP2 activity by stabilizing the protein in the inactive state. No ERAS-601 activity was observed against 10 other phosphatases (including SHP1), and ERAS-601 showed no strong inhibition of any kinase in a 300-kinase panel (i.e., less than 30% inhibition at 1 µM), demonstrating high selectivity as shown in the table on the right below.

Biochemical on-target activity of ERAS-601 against SHP2 (left) and biochemical activity of ERAS-601 in a panel of 12 phosphatases (right). PTPN11 (SHP2) catalytic domain protein is a truncated form of SHP2 (246 aa – 593 aa). This truncated form contains a phosphatase domain and is missing two regulatory domains. The PTPN11 (SHP2) catalytic domain does not harbor the binding site of ERAS-601 due to these missing domains, while the PTPN11 (SHP2) full length protein does harbor ERAS-601’s binding site.

ERAS-601’s activity against SHP2 was shown in a cell-based assay using a SHP2 inhibitor-sensitive cell line, NCI-H1666, which was transduced with either wildtype SHP2 or mutant SHP2 (T253M / Q257L). ERAS-601 inhibited RAS/MAPK pathway signaling, shown by a decrease of phosphorylated ERK (pERK) relative to total ERK in the figure below, but ERAS-601 had no effect on RAS/MAPK pathway signaling in the double mutant SHP2 cell line. These cell data support that ERAS-601’s cellular activity is due to SHP2 binding and not due to off-target activity. In vitro cell line screening revealed potent ERAS-601 activity in EGFR, KRAS, NF1, and class III BRAF mutant cell lines. Generally, ERAS-601 showed greater activity in RAS/MAPK pathway mutant cell lines that relied on upstream RTK signaling, such as EGFR, NF1 loss-of-function, and class III BRAF mutants. ERAS-601 did not show activity in cell lines that harbored activating RAS/MAPK pathway activating mutations that were not dependent on upstream signaling, such as the melanoma BRAF V600E mutant cell line A375.

Western blot of the NCI-H1666 cell line transduced with empty vector (EV), wildtype SHP2 (WT), and double mutant SHP2 (T253M and Q257L). The two T253M and Q257L mutations in SHP2 prevent ERAS-601 from binding SHP2 via steric hindrance. ERAS-601 at 1 µM inhibited pERK in empty vector and SHP2 wildtype transduced cells. ERAS-601 at 1 µM did not inhibit pERK in cells transduced with double mutant SHP2, thereby suggesting that ERAS-601’s cellular activity is due to SHP2 binding.

The ADME/PK properties of ERAS-601 have been extensively evaluated in non-clinical studies. As shown in the table below, ERAS-601 demonstrated favorable physicochemical and PK properties, including low risk of drug-drug interaction (DDI), negligible CYP enzyme inhibition, and moderate plasma protein binding. It also showed high oral bioavailability and low clearance across multiple animal species. We believe these properties support ERAS-601’s use in a broad range of combination therapies.

Preclinical anti-tumor activity of ERAS-601

As shown in the table below, ERAS-601 significantly inhibited tumor growth as a monotherapy in 25 in vivo models, including KRAS G12C, KRAS G12D, KRAS G12V, EGFR, BRAF class I and III, and NF1 loss-of-function mutations. In 21 models, ERAS-601 was well tolerated and showed significant TGI at QD and BID dose schedules. In a PK/PD study, ERAS-601 also achieved time and dose-dependent increases in plasma concentrations and concomitant reductions in RAS/MAPK pathway signaling, as measured by pERK, in the KRAS G12C mutant NSCLC xenograft model NCI-H358. Tumor pERK1/2 levels were reduced by more than 50% when ERAS-601 total plasma concentrations exceeded or approximated the IC50/fu, which is the in vitro cellular pERK IC50 unbound fraction in plasma.

ERAS-601 exhibited significant TGI relative to vehicle control (p-value < 0.05) in 11 KRAS mutant, four EGFR mutant, three BRAF mutant, four NF1 LOF mutant, and three triple wildtype (KRAS/NRAS/BRAF wildtype) CDX and PDX models. Significant TGI was observed at both 30 mg/kg QD and 10 mg/kg BID doses. *p-value < 0.05 **p-value < 0.01 ***p-value < 0.001 (p-values assessed relative to vehicle control)

Preclinical activity of ERAS-601 combination therapies

As shown in the figures below, when combined with KRAS G12C and EGFR inhibitors, ERAS-601 showed significantly greater TGI than dosing of these inhibitors as monotherapies. This benefit was observed in models that harbored mutations both upstream and downstream of SHP2. These ERAS-601 combinations were generally well tolerated across the tested models as demonstrated by the minimal percentage body weight changes observed.

ERAS-601 combined with sotorasib and cetuximab showed significant TGI in five CDX and PDX models. The ERAS-601 + sotorasib (KRAS G12C inhibitor) showed significant TGI relative to vehicle control (p-value < 0.01) and monotherapy arms (p-value < 0.05) in KRAS G12C mutant CRC PDX and esophageal CDX models. The ERAS-601 + cetuximab (EGFR inhibitor) combination showed significant TGI in three triple wildtype (KRAS/NRAS/BRAF wildtype) CRC PDX models relative to vehicle control (p-value < 0.01) and cetuximab monotherapy arms (p-value < 0.001).

Development strategy for ERAS-601

Our clinical development plan aims to advance ERAS-601 in combination with other targeted agents to prevent and overcome adaptive resistance mechanisms in order to achieve more durable clinical benefit. In the fourth quarter of 2020, we began evaluating the safety and tolerability of ERAS-601 in a first-in-human dose escalation trial in patients with advanced or metastatic solid tumors in our FLAGSHP-1 trial. The primary endpoints of this trial are assessments of safety and anti-tumor activity. After we have identified the monotherapy RD of ERAS-601, we will evaluate rational combinations with ERAS-601, including dual SHP2 and EGFR inhibition focused on CRC (cetuximab combination in FLAGSHP-1), dual SHP2 and KRAS G12C inhibition in NSCLC (sotorasib combination in HERKULES-2), and dual SHP2 and FLT3 inhibition in AML (gilteritinib combination in HERKULES-4), as well as dual SHP2 and ERK inhibition with ERAS-007 (our first, innovative MAPKlamp approach) in our HERKULES series of clinical trials. Other agents for potential combinations include approved RTK inhibitors, RAS/MAPK pathway inhibitors, and/or investigational agents we are developing, such as ERAS-3490. Given the wide range of cancers that are dependent on SHP2, we believe ERAS-601 could serve as a backbone for compelling combination therapies to prolong survival for patients.

We anticipate a Phase 1 monotherapy data readout from our FLAGSHP-1 trial in the second half of 2022 and a Phase 1b combination data readout in triple wildtype (KRAS/NRAS/BRAF wildtype) CRC between the fourth quarter of 2022 and the first half of 2023.

ERAS-3490: our CNS-penetrant KRAS G12C inhibitor program

RAS proteins are the most frequently mutated oncoproteins, with KRAS being the most abundantly expressed RAS isoform. Despite decades of research focused on KRAS as a target of interest in oncology, it was generally deemed to be undruggable until 2013, when Dr. Shokat and his colleagues at UCSF identified a new binding pocket, the "switch II pocket" (S-IIP), via crystallography studies. Importantly, they also described the discovery of small molecules that irreversibly bound to this pocket on KRAS G12C – a finding that turned an undruggable target into a druggable one.

This historic discovery spurred multiple companies to develop KRAS G12C inhibitors, including the recently approved sotorasib and others that are currently in clinical trials. While single agent activity to date has been most promising in NSCLC, opportunities remain for improvement in CNS penetration to be able to address the propensity of NSCLC to metastasize to the brain. Worldwide, KRAS G12C mutations affect approximately 350,000 patients with cancer, with NSCLC comprising two-thirds of these patients, and CRC one-sixth of these patients. NSCLC has the highest rate of CNS metastases, and the CNS is a site of progression in approximately 25% to 50% of patients on standard of care therapies. Hence, we believe a CNS-penetrant KRAS G12C inhibitor, either as a monotherapy or in combination therapies, would represent an important advance in maintaining systemic disease control, prolonging response, and preventing CNS progression. In preclinical in vivo experiments, an approved KRAS G12C inhibitor and a late clinical-stage KRAS G12C inhibitor (sotorasib and adagrasib, respectively, and together, the reference compounds) were poorly CNS-penetrant, detectable in the CNS at less than 10% of the plasma level. We have been designing and optimizing KRAS G12C inhibitors that have shown comparable or superior anti-tumor activity to the reference compounds and robust ability to cross the blood-brain barrier (BBB) in order to address this key limitation.

Preclinical profile of ERAS-3490 and other pre-candidates

Our team discovered a novel scaffold that binds the S-IIP in a different configuration which allows us to optimize potency while also enabling high CNS penetration. We have discovered and are characterizing five KRAS G12C inhibitor pre-candidates based on this scaffold that have promising potency, selectivity, and physicochemical properties relative to the reference compounds.

Importantly, all five pre-candidates (ERAS-3490, ERAS-3691, ERAS-3599, ERAS-3537, and ERAS-3788) have shown attractive physicochemical properties relative to the reference compounds, especially with respect to in vitro CNS penetration:

Five CNS-penetrant KRAS G12C pre-candidates showed comparable in vitro and in vivo PK characteristics and in vitro potency to the reference compounds. ERAS-3490 and ERAS-3599 exhibited superior exposure and CNS penetration relative to the reference compounds, and ERAS-3537 and ERAS-3788 exhibited superior CNS penetration relative to the reference compounds. A green arrow indicates a favorable value relative to the reference compounds, an orange arrow indicates a comparable value, and a red arrow indicates an inferior value. P-gp substrate ratios were characterized in a P-gp expressing MDCK cell line. The P-gp substrate ratio for a single reference compound is shown. Per compound, a P-gp substrate ratio was calculated by dividing its efflux ratio in absence of a P-gp inhibitor by its efflux ratio in presence of a P-gp inhibitor. Compounds with lower P-gp substrate ratios are less likely to have CNS penetration limited by P-gp mediated efflux. LM stands for liver microsome and CL stands for clearance. Liver microsome stability is normalized to hepatic blood flow to better enable cross-species comparisons. In vitro potency was characterized by both pERK inhibition and cell viability. Both potency assays used the RAS Initiative KRAS G12C cell line.

We are aiming to optimize CNS penetration while maintaining comparable potency and metabolic stability to the reference compounds. This is a highly challenging balancing act to achieve because typically, the attributes of a molecule that endow it with potency against the S-IIP (e.g., hydroxyl group moiety for one of the reference compounds) are the very properties that compromise its ability to cross the BBB. Our goal with our CNS-penetrant KRAS G12C inhibitor discovery program has been to significantly increase CNS penetration as measured by the rat braintotal/plasmatotal ratio (RBP, measured in percent). Reference compounds have RBPs ranging from 1% to 6%. Our pre-candidates have RBPs ranging from 11% to 68% (ERAS-3537 [68%], ERAS-3599 [66%], ERAS-3490 [52%], ERAS-3691 [13%], and ERAS-3788 [11%]), and therefore have the potential to demonstrate better CNS penetration in the clinic than the reference compounds. Our team has significant experience developing targeted CNS-penetrant compounds, including entrectinib (ROZLYTREK), an FDA-approved product for ROS1 fusion-positive NSCLC and NTRK fusion-positive solid tumors, including those in patients with CNS metastases. Using the rat brain assays, entrectinib has an RBP of 16% and an absolute value of 80 ng/g rat brain concentration.

Furthermore, ERAS-3490 and ERAS-3599 are not P-glycoprotein (P-gp) substrates, meaning they are less likely to be effluxed, or pumped, from the brain back out into the blood. This feature further enhances the potential for high CNS penetration of these two pre-candidates relative to the other three pre-candidates and reference compounds that are P-gp substrates.

Selection of ERAS-3490 as DevCan

ERAS-3490 was derived from a novel scaffold and potently inhibited the proliferation of 17 KRAS G12C cell lines with IC50s ranging from 1.4 nM to 82 nM. These values were comparable to reference compounds, which showed IC50s ranging from 2 nM to 35 nM in the same cell line panel.

ERAS-3490 was also a highly selective inhibitor of KRAS G12C, which is supported by ERAS-3490 adducting with only one other peptide when incubated for 4 hours in the KRAS G12C mutant cell line NCI-H358. The figure below shows that KRAS G12C was strongly (x-axis) and significantly depleted (y-axis) when incubated with ERAS-3490, indicating that it strongly and selectively bound to KRAS G12C.

ERAS-3490 selectively bound to KRAS G12C protein in cell-based Cysteine Enrichment Proteome (CEP) assays. This assay quantifies the covalent binding activity of cysteine-targeting compounds, like ERAS-3490, after being incubated with NCI-H358 cells for 4 hours at 1 µM. The depletion of cysteine-containing proteins in the compound treatment sample relative to vehicle treatment indicates that the compound is covalently binding to that peptide. The x-axis represents the magnitude of protein depletion, and the y-axis represents the significance of depletion. Proteins in the shaded green region are significantly depleted by at least 4-fold (p-value < 1.0e-4) and proteins in the shaded red region are significantly enriched by at least 4-fold (p-value < 1.0e-4). Both compounds were profiled in the KRAS G12C mutant NSCLC cell line NCI-H358. In the ERAS-3490 study, KRAS G12C and one other protein, PDS5, were the only two proteins out of 2,602 detected proteins that were significantly depleted.

In an exploratory intracranial KRAS G12C NSCLC CDX NCI-H1373 model in panel (A) of the figure below, ERAS-3490 demonstrated that its superior physicochemical properties and PK profile enabled it to significantly outperform a reference compound in anti-tumor activity, both at the initial dose of 100 mg/kg QD for the first nine days and upon lowering the dose to 30 mg/kg for the remainder of the study. In panel (B), ERAS-3490 demonstrated comparable to superior anti-tumor activity at two different doses relative to a reference compound in a subcutaneous pancreatic cancer model (MIA PaCa-2).

The PK/PD profile help explain why ERAS-3490 outperforms a reference compound in the intracranial model with its superior PK profile, with high oral bioavailability (mean plasma AUC0-lastof 21,606 ng*h/g vs. 10,065 ng*h/g) and high brain bioavailability (mean brain AUC0-last of 1985 ng*h/g vs. ND) at the 30 mg/kg dose. In these in vivo studies, ERAS-3490 was well tolerated, as body weights remained constant across all in vivo studies.

(A) ERAS-3490 and a reference compound were dosed in an intracranially injected and luciferase labeled KRAS G12C mutant CDX model, NCI-H1373. All compounds were dosed at 100 mg/kg QD on days 1-9 and then at 30 mg/kg QD on days 10-42. ERAS-3490 significantly inhibited tumor growth relative to vehicle control (p-value < 0.01). (B) ERAS-3490 and a reference compound were dosed in a KRAS G12C inhibitor sensitive pancreatic cancer CDX, MIA PaCa-2, for 28 days. ERAS-3490 significantly inhibited tumor growth at both 30 mg/kg QD (p-value < 0.01) and 100 mg/kg QD (p-value < 0.001) relative to vehicle control. ERAS-3490 showed minimal body weight change at doses up to 100 mg/kg QD, demonstrating good tolerability.

We believe ERAS-3490 is the only KRAS G12C inhibitor specifically designed to cross the BBB. We nominated ERAS-3490 as our DevCan in June 2021 and expect to file an IND in the second half of 2022.

Development strategy for ERAS-3490

The initial development of ERAS-3490 as a monotherapy will be in KRAS G12C mutant NSCLC. We will evaluate the hypothesis that improved CNS penetration will enhance clinical activity, broaden the patient population, prolong response, delay disease progression, and extend survival. Our deep pipeline within the RAS/MAPK pathway will allow a number of combination therapies to be developed in NSCLC and other solid tumors, such as CRC and pancreatic cancer. One of the initial combinations to be assessed will be with ERAS-601, as preclinical and clinical data support the synergistic effect of inhibiting KRAS and SHP2. We intend to explore additional combinations of ERAS-3490 with other approved and investigational agents.

Our RAS-GTP franchise

Over 2 million patients annually worldwide are affected by RAS mutations other than KRAS G12C. Like KRAS G12C, these mutations hyperactivate RAS/MAPK pathway signaling by diminishing RAS’s ability to transition from the active to the inactive state. Nearly 700,000 of these 2 million patients are affected by tumors that harbor KRAS G12D, which is the most prevalent KRAS mutation. This mutation results in hyperactive RAS/MAPK pathway signaling and is frequently observed in NSCLC, CRC, endometrial cancer, and pancreatic cancer. Targeting non-G12C RAS mutations (the focus of our RAS-GTP franchise, including ERAS-4 and ERAS-2/3) is more challenging than targeting KRAS G12C because: (1) KRAS G12D and other non-G12C RAS mutations are more commonly found in the active RAS-GTP state; (2) non-G12C mutations do not have a mutant-specific site for irreversible inhibitor binding; and (3) these mutations alter the conformation dynamics of RAS, hindering the ability of small molecules to target the same binding site as KRAS G12C inhibitors, S-IIP.

ERAS-4: our KRAS G12D program

Our ERAS-4 program endeavors to develop small molecules that potently and selectivity bind KRAS G12D. When bound to KRAS G12D, these inhibitors will prevent RAS-mediated signaling by locking KRAS G12D in the inactive GDP-bound state and/or obstructing KRAS G12D’s ability to bind downstream effector proteins, such as BRAF and CRAF. We are accelerating advancement of this program by leveraging our in-house chemistry, biology, and structural biology expertise gained from working on our RAS-GDP and other RAS-GTP programs.

We have generated molecules with low nanomolar IC50 potency against KRAS G12D in the biochemical RAS-cRAF binding assay and high selectivity vs. KRAS wildtype (WT). As shown in the figure below, ERAS-4057 has strong potency of 10.8 nM, with 66-fold selectivity vs. KRAS WT. We are optimizing the properties of these molecules utilizing SBDD and structure-activity relationships while continuing to focus on generating other highly potent and selective compounds against KRAS G12D, with the intention to nominate and advance a DevCan into IND-enabling activities.

Inhibition of RAS-RAF1 RBD binding by ERAS-4057

KRAS (WT)
KRAS (G12D)
Fraction of KRAS protein bound to RAF1 RBD protein
0.0
0.2
0.4
0.6
0.8
1.0
-12
-10
-8
-6
-4
Concentration of ERAS-4057 (logM)

ERAS-4057 potently and selectively bound KRAS G12D with an IC50 of 10.8 nM (blue) and KRAS WT, an off-target protein, with an IC50 of 717.3 nM (green). Lower values on the y-axis indicate stronger inhibition of KRAS-RAF1 Ras binding domain (RBD) binding. Higher values on the x-axis indicate higher concentrations of ERAS-4057. In this assay, GDP-bound KRAS was converted to GTP-bound KRAS via an interaction with SOS1 and GTP-bound KRAS then bound the RAF1 RBD protein. A compound that inhibited the transition of KRAS from the GDP-bound to GTP-bound state and/or inhibited the protein-protein binding of KRAS and RAF1 resulted in a lower fraction of KRAS-RAF1 RBD binding.

ERAS-2/3: our other RAS-GTP programs

Our ERAS-2/3 program is focused on the development of small molecule inhibitors that target a novel region on RAS called the "switch II groove" (S-IIG). Unlike the S-IIP, the S-IIG is accessible in both the GDP-bound and GTP-bound states of RAS, making it a robust binding region across multiple RAS mutants.

Dr. Shokat identified a new binding site called S-IIG, as shown in the figure below. The original S-IIP that was the binding site for KRAS G12C inhibitors is present in the RAS-GDP state only. When RAS cycles to the RAS-GTP state, the S-IIP becomes obscured by switch II. Unlike the S-IIP, the S-IIG is not obscured by switch II, which enables small molecules to access the S-IIG independently of the phosphorylation state of the bound guanosine. Therefore, S-IIG is present in both the RAS-GTP and RAS-GDP states. Disruption of these switch regions can inhibit RAS signaling since GTP-bound RAS binds to effector proteins at these switch regions. We entered into an exclusive worldwide license agreement with UCSF for certain intellectual property derived from Dr. Shokat’s work related to RAS-GTP, which guides our ERAS-2/3 programs.

S-IIP,
covered by switch II
Switch II
(blue)
Switch I
(red)
S-IIG region occupied
by 2C07
GDP

The small molecule tool compound binds to the S-IIG region on GDP-bound KRAS M72C in this surface representation of RAS. The S-IIG is less obstructed by switch II, and this feature allows small molecules to bind to the S-IIG independently of the phosphorylation state of the bound guanosine. Unlike S-IIG, access to S-IIP is influenced by the phosphorylation state of the bound guanosine. Most selective KRAS G12C inhibitors in development bind to the S-IIP. Switch II is flexible in the GDP-bound state, allowing small molecule inhibitors to access the S-IIP. In the GTP-bound state, switch II rigidly folds over the S-IIP and occludes access to the S-IIP, thereby preventing most selective KRAS G12C inhibitors from accessing the S-IIP. Binding of GDP to RAS is coordinated by a magnesium ion, shown in green.

Our EGFR franchise

EGFR is a transmembrane protein and member of the ErbB family of receptor tyrosine kinases (RTKs) that under normal conditions bind various growth factors to activate cellular signaling to regulate homeostasis. However, when the receptor is overexpressed, amplified, and/or mutated, it becomes oncogenic, thereby contributing to cell survival, proliferation, and metastasis.

We are developing a differentiated portfolio of programs that target EGFR, including ERAS-801, our CNS-penetrant small molecule EGFR inhibitor, and ERAS-12, our EGFR domain II/domain III (D2/D3) targeting bispecific antibody.

ERAS-801: our CNS-penetrant EGFR inhibitor

EGFR-mediated signaling plays a key role in the growth of many tumor types. Targeting of wildtype EGFR (wtEGFR) and mutant variants of EGFR (EGFRm) by small molecules and antibodies has resulted in improved patient outcomes in NSCLC, CRC, and HNSCC. However, the ability of these agents to effectively target wtEGFR and EGFRm in the CNS remains an unmet medical need. For example, in primary CNS tumors like GBM that have amplification of wtEGFR as well as expression of a mutation in the extracellular domain, the most common of which is epidermal growth factor receptor variant III (EGFRvIII), approved small molecule EGFR inhibitors have not demonstrated clinical activity.

The lack of clinical activity is likely multifactorial, but we believe there are two primary reasons why approved EGFR inhibitors are not effective: (1) the molecules do not penetrate the CNS well, and (2) the molecules are weak inhibitors of the EGFRvIII mutant protein as homodimers or heterodimers that include wildtype EGFR.

ERAS-801 is designed to be a potent, selective, reversible, and orally available small molecule with both: (1) highly enhanced CNS penetration (3.7:1 brain:plasma ratio in mice) and (2) the ability to target both EGFR alterations such as EGFRvIII, the most common mutant form of EGFR found in GBM, and wtEGFR, which heterodimerizes with EGFRvIII.

High CNS penetration of ERAS-801

As shown below, following administration of a single oral dose of 10 mg/kg in mice, ERAS-801 demonstrated substantially higher brain concentrations than erlotinib, an approved EGFR inhibitor:

Brain Concentrations (10mg/kg, PO)
Erlotinib Brain AUC0-7h: 4,318 nM*hr
ERAS-801 Brain AUC0-7h: 21,680 nM*hr
EGFRi (nM)
10000
5000
0
0
1
2
3
4
5
6
7
Time (hr)

Brain concentrations and exposures of ERAS-801 and erlotinib in mice when administered a single 10 mg/kg dose. The x-axis represents time when brain concentration was assessed post-dose. The y-axis represents total concentration of compound in nanomolars.

Whereas approved EGFR inhibitors have suboptimal CNS penetration for primary brain tumors, as shown below, ERAS-801 showed substantially higher values of Kpand Kp,uu (partition coefficients that measure bound and unbound drug concentration, respectively) compared to osimertinib, afatinib, erlotinib, gefitinib, and dacomitinib. The figure below is for illustrative purposes only and is not a head-to-head comparison. These data were generated from different studies, and caution should be exercised when comparing data across studies.

Compound (Brand Name)	Company	K_{p}, brain (mouse)	$K_{p,uu}$, brain (mouse)
ERAS-801	**Erasca**	**3.7**	**1.2**
Osimertinib (Tagrisso)	AstraZeneca	0.99	0.29
Afatinib (Gilotrif)	Boehringer Ingelheim	0.25	0.05
Erlotinib (Tarceva)	Genentech	0.06	0.13
Gefitinib (Iressa)	AstraZeneca	0.36	0.10
Dacomitinib (Vizimpro)	Pfizer	0.61	0.49

Dual targeting of EGFR alterations and wtEGFR in GBM to address heterodimerization

The most common mutant form of EGFR found in GBM is EGFRvIII. Given the promiscuous nature of EGFR signaling, ERAS-801 has been specifically designed to have activity against both EGFR alterations such as EGFRvIII and wildtype EGFR, as we believe that wtEGFR inhibition is critical to impairing the growth of EGFR altered GBM because of the propensity of wtEGFR to heterodimerize with EGFRvIII to drive oncogenic signaling, as seen below with substantial co-expression of EGFRvIII and wtEGFR.

Panel A showed that the EGFR splice variant mutant EGFRvIII may be expressed in a subset of GBM tumor cells and that it can be co-expressed with wildtype EGFR. Panel B showed a zoomed in diagram of a GBM tumor cell membrane that harbors both wildtype EGFR and EGFRvIII. Wildtype EGFR can homodimerize with another wildtype EGFR protein or heterodimerize with EGFRvIII, in each case potentially leading to oncogenic signaling. In panels C and D, an immunohistochemistry-stained section of GBM tumor tissue shows wildtype EGFR-expressing tumor cells in brown and EGFRvIII-expressing tumor cells in blue. Regions that are stained both brown and blue express both wildtype EGFR and EGFRvIII proteins while regions that are stained brown but not blue express wildtype EGFR only.

Preclinical profile of ERAS-801

In preclinical studies, ERAS-801 has demonstrated strong biochemical and cell-based potency, as well as strong biochemical selectivity. ERAS-801 has shown high potency against EGFR with a biochemical IC50 of 0.3 nM and high CNS penetration. It also showed high selectivity for EGFR based on a biochemical screen of 484 kinases in which ERAS-801 at 10 µM inhibited only two non-EGFR family kinases at greater than 90%.

The biochemical activities of ERAS-801 and two approved compounds that are active against EGFR, erlotinib and lapatinib, were characterized at a single concentration (10 µM) in kinome screens. Inhibitory activity has been mapped onto a kinase phylogenetic tree where related kinases within 8 kinase groups are grouped by color (top row). Red circles indicate kinases where inhibitory activity has been observed; the diameter of the circle represents the strength of inhibition (i.e., large circles mean greater inhibitory activity). Activity against atypical and mutant kinases are shown in the bottom row.

In cell-based assays, ERAS-801 was potent against wildtype EGFR with an IC50 of 1.1 nM and EGFRvIII with an IC50 of 0.7 nM. In a 31 patient-derived glioma cell panel, ERAS-801 inhibited the growth of 65% of glioma cells with IC50 values less than 3 µM. This glioma cell panel included the most frequent types of EGFR alterations observed in GBM: amplification, EGFRvIII, extracellular domain mutations (e.g., A289V and A289D), and chromosome 7 polysomy. ERAS-801 showed no activity in normal human astrocytes (i.e., IC50 greater than 25 µM), which is the most common cell type in the human brain. ERAS-801’s lack of activity against this normal brain cell type demonstrated that ERAS-801 selectively inhibited EGFR and that these normal brain cells were not dependent on EGFR signaling.

ERAS-801 showed broad activity in a panel of 31 patient-derived glioma cell lines. Demonstrating selectivity, ERAS-801 showed no activity in normal human astrocyte cells. Lower IC50 values, in blue, indicated stronger activity. The EGFR mutation status of the GBM patient-derived cells is indicated by symbols. Mutations include extracellular domain EGFR mutations and EGFR splice variants, such as EGFRvIII. Focal amplification indicates a high-level gain of the chromosomal region that includes the EGFR gene locus. Polysomy indicates cells that harbor more copies of chromosome 7, which contained the EGFR gene, than expected in a normal cell. Two copies of chromosome 7 are expected in normal cells.

In vivo studies showed that total ERAS-801 concentration was present in the brain by a factor of 3.7x relative to plasma, and its unbound concentration in the brain was 1.2x higher than in plasma. This high CNS penetration translated into enhanced in vivo survival benefit, which was observed in the EGFRvIII mutant patient-derived glioma model GBM39. In this study, ERAS-801 significantly extended the survival of mice at 10 mg/kg, 25 mg/kg, and 75 mg/kg doses relative to vehicle control (p-value < 0.05). Relative to vehicle control, significant survival benefit was observed in four additional patient-derived glioma models that harbor EGFRvIII, EGFR amplified, or chromosome 7 polysomy mutations (p-value < 0.001). ERAS-801 showed significant survival benefit and TGI in 93% of 14 patient-derived glioma models that harbored EGFR amplifications +/- EGFRvIII and extracellular domain EGFR mutations. These preclinical in vivo data highlight ERAS-801’s potent CNS activity against EGFR mutant GBM, which comprises 40-60% of all GBM.

ERAS-801 plasma and brain concentrations in mice that have been administered a single dose of ERAS-801 at 10 mg/kg or 25 mg/kg. The table summarizes the PK profiles shown in the graph.

ERAS-801 survival benefit in patient-derived glioma model GBM39 (EGFRvIII)

Percent Survival
100
50
0
0
30
40
50
60
70
80
90
100
Treatment (Days)
Vehicle
ERAS-801 10 mg/kg
ERAS-801 25 mg/kg
ERAS-801 75 mg/kg

ERAS-801 showed dose-dependent survival benefit in the in vivo GBM PDX model GBM39, which harbored the EGFRvIII splice variant.

HK301
EGFRvIII
Percent Survival
100
50
0
0
20
40
60
80
Treatment (days)
***
Vehicle
ERAS-801
25 mg/kg

GS025
EGFR amplified

Percent Survival
100
75
50
25
0
0
20
40
Treatment (days)
***
Vehicle
ERAS-801
25 mg/kg

HK336
EGFR polysomy
Percent Survival
100
75
50
25
0
0
30
60
90
120
150
180
Treatment (days)
***
Vehicle
ERAS-801
25 mg/kg

GS187
EGFR polysomy
Percent Survival
100
75
50
25
0
***
Vehicle
ERAS-801
25 mg/kg
0
10
20
30
40
50
60
70
Treatment (days)

ERAS-801 showed significant survival benefit in multiple glioma PDX models that harbored a variety of EGFR mutations.

***p-value < 0.001.

Development strategy for ERAS-801

We believe that ERAS-801 could provide benefit to approximately 125,000 patients with newly diagnosed GBM worldwide per year. GBM is a difficult-to-treat, aggressive cancer that can occur in the brain or spinal cord. Current therapy consists primarily of surgical resection of the tumor, followed by radiation and chemotherapy. Once GBM recurs, therapeutic options for patients are limited. EGFR amplifications and mutations are detected in 40-60% of GBM cases and are generally indicative of poor prognosis. In the fourth quarter of 2021, our IND was cleared by FDA to proceed with a Phase 1 clinical trial of ERAS-801. In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial in recurrent GBM that will evaluate the safety, PK, and PD effects of ERAS-801 as a single agent. Preliminary evaluation of anti-tumor activity will also be performed in patients who have tumors harboring alterations in EGFR.

ERAS-12: our EGFR D2/D3 bispecific antibody program

Inhibition of wildtype EGFR signaling mediated by overexpression of EGFR has shown promise in treating various tumors, including HNSCC and CRC. In tumors where overexpression of EGFR is thought to be the primary driver of EGFR signaling, an antibody-based approach is the most effective way to target the receptor, and approved antibodies have demonstrated good tolerability as well as activity by inhibiting EGFR activation and mediating antibody-dependent cellular cytotoxicity (ADCC), a process by which the antibody alerts the immune system to attack the bound tumor cell. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the inactive conformation of wildtype EGFR, and no approved antibodies target domain II (D2), which is the active, ligand binding, conformation of wildtype EGFR. Antibodies targeting D2 are expected to be more effective when epidermal growth factor (EGF) or other members of the EGF family are overexpressed.

We are developing a bispecific antibody that is active against both the inactive and active conformations of wildtype EGFR, and we anticipate filing an IND for this program by 2024.

Diagram (A) visualizes the EGFR antibody ER-2a binding to the extracellular domain II of EGFR wildtype (purple), which is accessible when EGFR is in the active state. EGFR assumes an active state conformation when its ligand is bound (the bound ligand is shown in blue). Diagram (B) visualizes the EGFR antibody ER-3a binding to the extracellular domain III of EGFR wildtype (purple), which is accessible when EGFR is in the inactive state. In the rectangle, the portion of ER-2b that recognizes domain II of EGFR and the portion of ER-3b that recognizes domain III of EGFR are combined into a bispecific antibody that binds EGFR in both states.

By binding to EGFR in the active D2 state, our D2/D3 bispecific antibody can likely better prevent EGFR dimerization and can potentially achieve higher levels of EGFR inhibition than currently approved EGFR antibodies. Achieving a higher level of EGFR inhibition may better control tumor growth and delay the emergence of resistance mechanisms involving EGFR that spends more time in the active conformation.

Targeting D2 via the ER-3a/2a and ER-2a antibodies show a concentration-dependent inhibition of cancer cell proliferation.

The bispecific antibody ER-3a/ER-2a and EGFR active state-binding antibody ER-2a inhibited cell growth in FaDu, an HNSCC cell line, and HCT-8, a CRC cell line, and the NSCLC cell line H1975. FaDu and HCT-8 expressed wildtype EGFR and H1975 expressed EGFR with two kinase domain mutations, L858R and T790M. EGFR’s ligand, EGF, was added to these cells to further stimulate EGFR activity and model environments where EGF is expressed. As expected, only the two antibodies that recognized the active state of EGFR, ER-3a/ER-2a, inhibited the proliferation of all three cell lines, as indicated by a reduced confluency percentage.

ERAS-5: our ULK program

The ULK1 and ULK2 kinases are key regulators of the metabolic process known as autophagy. Under physiological conditions, cells utilize autophagy to recycle cellular components, breaking down older components that may be malfunctioning due to age and stress into subunits that are combined to form new components. This process can act as a survival mechanism during stress, such as nutrient starvation, by enabling cells to break down non-critical cellular components to support critical functions. Autophagy can be upregulated in tumor cells where RAS/MAPK pathway signaling is inhibited, acting as an escape route mechanism by preventing tumor cell death.

To pursue our therapeutic strategy of targeting escape routes, our ERAS-5 program is focused on developing potent, selective inhibitors of ULK1/2 so that we can further boost tumor cell death in combination with our RAS/MAPK pathway inhibitors. We have identified a promising ERAS-5 compound that showed strong potency, target engagement, inhibition of autophagy, and selectivity. In a biochemical assay, it exhibited IC50s of 2.4 nM and 2.6 nM against ULK1 and ULK2, respectively. In cell-based assays, this compound showed an IC50 of 13.4 nM in an ULK1 target engagement assay and an IC50 of 5.9 nM in an autophagy pathway activity assay that visualized GFP-labeled LC3 puncta (LC3 proteins localize on autophagosomes and, when labeled with a fluorophore, can enable quantification of autophagosomes by microscopy; higher numbers of autophagosomes in the cell, which are generated during the autophagy process, indicate higher levels of autophagy). Our promising ERAS-5 compound also showed biochemical selectivity—greater than 375x selectivity against TBK1 and greater than 240x selectivity against AMPK, two off-target kinases that are commonly inhibited by other ULK inhibitors with published structures.

We believe that agents targeting the RAS/MAPK pathway could benefit from combination with an ULK1/2 inhibitor, addressing up to 2.6 million patients with cancer annually worldwide. This includes over 400,000 patients with RAS mutant pancreatic cancer since pancreatic cancer tumors have upregulated RAS/MAPK pathway signaling and autophagy may already be upregulated due to these tumors growing in nutrient poor environments. As shown below, a promising clinical case report showed that combining a non-specific autophagy inhibitor, hydroxychloroquine, with a RAS/MAPK pathway inhibitor, trametinib, meaningfully reduced tumor burden in a patient with metastatic pancreatic cancer. The patient’s level of CA19-9, a blood-based marker of overall tumor burden, rapidly decreased upon initiation of this combination therapy and remained low through 5 months of treatment. This patient had previously progressed on multiple chemotherapy regimens and an mTOR inhibitor, everolimus.

In a patient with metastatic pancreatic cancer, the combination of an autophagy inhibitor, hydroxychloroquine, with a RAS/MAPK pathway inhibitor, trametinib, resulted in a steep reduction of overall tumor burden as represented by a decrease in CA19-9. Higher tumor burden levels are shown as higher concentrations of CA19-9. The x-axis represents dates within the patient’s treatment journey and the y-axis is the detected concentration of CA19-9. Prior to initiation of trametinib and hydroxychloroquine treatment, the patient was treated with chemotherapy regimens mFOLFIRINOX (folinic acid [leucovorin], fluorouracil, irinotecan, and oxaliplatin), gemcitabine, and capecitabine, and gemcitabine, abraxane, and cisplatin. After progressing on the gemcitabine, abraxane, and cisplatin triplet, the patient was treated with an mTOR inhibitor, everolimus. The patient progressed on everolimus and was then treated with trametinib at 2 mg QD in combination with escalating doses of hydroxychloroquine up to 1,200 mg QD. The combination of trametinib at 2 mg QD with hydroxychloroquine at 1,200 mg resulted in a significant decrease in overall tumor burden that continued through 5 months of treatment.

ERAS-9: our SOS1 program

SOS1 is a protein that binds to RAS and enables it to transition from the inactive RAS-GDP state to the active RAS-GTP state. RAS proteins bind GDP tightly, and a cofactor, such as a SOS1, is required to facilitate RAS’s release of GDP followed by its binding to GTP. Without this cofactor, RAS will accumulate in the inactive state as active state RAS hydrolyzes bound GTP. We are developing small molecule inhibitors in our ERAS-9 program that obstruct SOS1-RAS binding and thereby prevent RAS from cycling to the active RAS-GTP state. SOS1-RAS inhibition can prevent RAS activation mediated by upstream signaling (e.g., via EGFR activation) and can be combined with downstream RAS/MAPK pathway inhibitors to potentially address RAS and RAF mutations that result in constitutive RAS/MAPK pathway signaling. SOS1-RAS inhibitors can address as many as 4.9 million patients with cancer who harbor RAS/MAPK pathway activating mutations annually worldwide either as a monotherapy or in combination therapies.

ERAS-10: our protein degrader program

We are exploring protein degradation as an alternative mechanism to complement our approach of enzymatically inhibiting oncogenic proteins. Degrader molecules bind to a target oncogenic protein and cellular machinery that label proteins for degradation. Within proximity of each other, the degrader machinery labels the target protein through a process called ubiquitination, and the labeled protein is degraded. Degraders can offer advantages over enzymatic inhibitors, such as the ability of a single degrader molecule to tag many copies of the target oncoprotein for degradation and the ability of a degrader to more effectively inhibit the function of non-enzymatic proteins. We think this approach will allow us to target a broader range of proteins within the RAS/MAPK pathway and may help us more effectively target a subset of oncogenic proteins than via enzymatic inhibition alone.

ERAS-11: our MYC program

MYC is a transcription factor that is mutated in 40% of cancers, affecting approximately 7.7 million patients with cancer annually worldwide. These mutations promote cancer by hyperactivating MYC and/or its protein dimerization partners (e.g., MAX). Inhibiting MYC by disrupting its ability to dimerize with other proteins or bind DNA has been pursued for over 20 years but has not yet been successful. We are exploring novel approaches to targeting MYC utilizing our internal discovery expertise complemented with partnerships to overcome the challenges that have prevented the successful development of MYC protein inhibitors.

Our acquisition and license agreements

Asana BioSciences

In November 2020, we entered into an agreement and plan of merger with Asana and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became our wholly-owned subsidiary. Asana and ASN had previously entered into a license agreement, which was amended and restated prior to the closing of the merger transaction (the Asana License Agreement, and collectively with the Asana Merger Agreement, the Asana Agreements), pursuant to which ASN acquired an exclusive, worldwide license to certain intellectual property rights relating to inhibitors of ERK1 and ERK2 owned or controlled by Asana to develop and commercialize ERAS-007 and certain other related compounds for all applications. We have the right to sublicense (through multiple tiers) the licensed rights under the Asana Agreements, subject to certain conditions. The foregoing license is subject to Asana’s non-exclusive right to practice the licensed rights to research and conduct preclinical pharmacology activities with a specified combination of compounds, subject to certain specified conditions. Pursuant to the Asana License Agreement, neither Asana nor ASN can directly or indirectly exploit certain classes of competing products, subject to specified exceptions. In addition, we are required to use commercially reasonable efforts to develop and obtain regulatory approval for ERAS-007 in the United States, at least one major market country in Europe, and either China or Japan.

Under the Asana Merger Agreement, we made an upfront payment of $20 million and issued 4,000,000 shares of our Series B-2 convertible preferred stock to Asana. In connection with our IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of our common stock. We are obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, we will be required to issue 3,888,889 shares of our common stock to Asana. We are not obligated to pay royalties on the net sales of licensed products.

Upon our payment to Asana of all merger consideration, including upfront cash and equity payments, the milestone payments, the equity payment related to the proof-of-concept development milestone, and all other development milestone payments, with the exception of a specific milestone that does not need to be achieved at such time and will remain subject to payment in the event that such milestone occurs at a later time, all licensed rights will become fully paid-up, perpetual, and irrevocable. The License Agreement may be terminated by either Asana or us in the event of an uncured material breach by the other party. Asana also has the right to terminate the Asana License Agreement if we fail to engage in material activities in support of clinical development and commercialization of ERAS-007 for a period of 12 consecutive months, excluding reasons outside of our reasonable control and subject to certain limitations. However, Asana’s right to terminate the Asana License Agreement for any reason ends once we have paid to Asana all merger consideration, or if Asana’s equity interest in us is publicly traded and exceeds a certain threshold value. We may terminate the Asana License Agreement at any time upon the provision of prior written notice to Asana.

NiKang Therapeutics

In February 2020, we entered into a license agreement (the NiKang Agreement) with NiKang Therapeutics, Inc. (NiKang) under which we were granted an exclusive, worldwide license to certain intellectual property rights owned or controlled by NiKang related to certain SHP2 inhibitors to develop and commercialize ERAS-601 and certain other related compounds for all applications. We have the right to sublicense (through multiple tiers) our rights under the NiKang Agreement, subject to certain conditions, and are required to use commercially reasonable efforts to develop and commercialize licensed products. The parties are obligated to negotiate in good faith for a certain period of time to grant NiKang the exclusive commercial distribution rights in greater China once a licensed product reaches a certain development stage.

Under the NiKang Agreement, we made an upfront payment of $5 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, we paid an additional $7 million after publication of a US patent application that covered the composition of matter of ERAS-601. We are also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16 million for the first licensed product and $12 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157 million for the first licensed product and $151 million for a second licensed product. We are also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split net sublicensing revenues earned under sublicense agreements that we enter into with any third party before commencement of the first Phase I clinical trial for a licensed product.

The NiKang Agreement will expire upon the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis, and is the later of: (i) ten years from the date of first commercial sale, (ii) the last to expire valid claim within the licensed patent rights covering such licensed product, or (iii) the expiration of all regulatory exclusivity for the licensed product in such country. Upon expiration of the NiKang Agreement, on a licensed product-by-licensed product and country-by-country basis, we will have a fully paid-up, non-exclusive license to conduct research and to develop and commercialize the licensed products.

The NiKang Agreement may be terminated in its entirety by NiKang in the event of our uncured material breach, which includes our failure to use commercially reasonable efforts to satisfy certain specified clinical development diligence milestones. In addition, NiKang may terminate if we, directly or indirectly, commence a legal action challenging the validity or enforceability of any licensed patents. Further, if we acquire more than 50% of the equity or assets of a company that owns a competing small molecule that is designed to prevent the same target as set forth in the NiKang Agreement from switching to an enzymatically active state, then we must either divest such competing product or terminate the NiKang Agreement. We may terminate the NiKang Agreement at any time upon the provision of prior written notice to NiKang. Upon termination of the NiKang Agreement for any reason, all rights and licenses granted to us, as well as any sublicenses that we granted thereunder, will terminate. In addition, upon any termination (but not expiration) of the NiKang Agreement and upon NiKang’s request, the parties are obligated to meet and negotiate in good faith the terms of a license from us to NiKang to allow NiKang’s continued development, manufacture, and commercialization of the licensed products.

Katmai Pharmaceuticals

In March 2020, we entered into a license agreement (the Katmai Agreement) with Katmai Pharmaceuticals, Inc. (Katmai) under which we were granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by Katmai related to the development of small molecule therapeutic and diagnostic products that modulate EGFR and enable the identification, diagnosis, selection, treatment, and/or monitoring of patients for neuro-oncological applications to develop, manufacture, use, and commercialize ERAS-801 and certain other related compounds in all fields of use. We have the right to sublicense (through multiple tiers) our rights under the Katmai Agreement, subject to certain limitations and conditions, and are required to use commercially reasonable efforts to develop, manufacture, and commercialize licensed products and to meet certain specified development and launch milestones by certain dates. We are obligated to use commercially reasonable efforts to develop the licensed products first for use within the neuro-oncology field before expanding our development efforts to include other indications in the oncology field. Following the first achievement of a clinical proof-of-concept for any indication, we have the right to submit a non-binding offer to Katmai for: (i) the purchase of all licensed patent rights, know-how, and other assets owned by Katmai that are necessary or useful for the exploitation of the licensed products, or (ii) for the purchase of Katmai. Pursuant to the Katmai Agreement, neither Katmai nor we can directly or indirectly exploit certain specified classes of competing products.

The license granted under the Katmai Agreement is subject to The Regents of the University of California’s reserved right to: (i) use the licensed patent rights and know-how for educational and non-commercial research purposes, and to publish results arising therefrom, and (ii) grant licenses to the licensed know-how to third parties without notice because the licensed know-how is non-exclusively licensed to Katmai by The Regents of the University of California. Further, the license granted under the Katmai Agreement is subject to the rights of the United States government under the Bayh-Dole Act, including: (i) a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced the invention claimed by the licensed patent rights throughout the world, and (ii) the obligation that any licensed products used or sold in the United States be manufactured substantially in the United States.

Under the Katmai Agreement, we made an upfront payment of $5.7 million and Katmai agreed to purchase shares of our Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In connection with our IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of our common stock, in the aggregate. We are obligated to make future development and regulatory milestone payments of up to $26 million and commercial milestone payments of up to $101 million. We are also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions.

Our royalty obligations and the Katmai Agreement will expire, on a licensed product-by-licensed product and country-by-country basis, on the earlier of: (i) the ten-year anniversary of the expiration of all valid claims included in the licensed patents covering the composition of matter or method of use of such licensed product in such country, or (ii) the twentieth anniversary of the first commercial sale of such licensed product in such country. Upon the expiration of the Katmai Agreement, we will have a fully paid-up and irrevocable license.

The Katmai Agreement may be terminated in its entirety by either party: (i) in the event of an uncured material breach by the other party, or (ii) in the event the other party becomes subject to specified bankruptcy, insolvency, or similar circumstances. Provided that we are in full compliance with the Katmai Agreement, we may terminate the Katmai Agreement upon written notice to Katmai. Upon termination of the Katmai Agreement for any reason, all rights and licenses granted to us thereunder will terminate. Upon termination of the Katmai Agreement, we are obligated, among other things, to: (i) grant an exclusive license to Katmai under all of our right, title and interest in all inventions and know-how developed under the Katmai Agreement existing at the time of termination that are specific to the licensed compounds or products, including without limitation all data and results related to their exploitation, and (ii) transfer to Katmai ownership and possession of all regulatory filings related to the licensed compounds and products. Unless the Katmai Agreement is terminated for our material breach, the parties will negotiate in good faith the financial terms pursuant to which the foregoing actions will be conducted, provided that our performance of such actions may not be conditioned upon the conduct or completion of such negotiations. If the parties are unable to agree upon such terms within the specified time period, then the parties will submit all unresolved matters for resolution by arbitration.

Emerge Life Sciences

In March 2021, we entered into an asset purchase agreement (the ELS Purchase Agreement) with ELS wherein we purchased all rights, title, and interest (including all patent and other intellectual property rights) to ELS’s EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the ELS Purchase Agreement, we issued to ELS 500,000 shares of our common stock and made an upfront payment of $2 million. We are not obligated to pay royalties on the net sales of products covered by the acquired intellectual property. Under the ELS Purchase Agreement, ELS is committed to performing certain studies on the Antibodies to assist in development activities, the costs of which shall be mutually agreed upon and for which we will be responsible.

Pursuant to the ELS Purchase Agreement, at any time between 12 months and 36 months after the effective date of the ELS Purchase Agreement, if we reasonably determine that none of the Antibodies should be taken into human clinical trials due to safety, efficacy or CMC issues, then we have the option to select another antibody developed and solely owned by ELS that is not the subject of a license, collaboration, or option to a third party (the Option). If we elect to exercise the Option, then ELS will provide us with a list of all available antibodies that meet the aforementioned requirements, and we have the right to select one antibody from the list. Upon our selection of an antibody, ELS will assign us all rights, title and interest to such antibody (including patent and other intellectual property rights) subject to any pre-existing obligations or restrictions. In the event that we wish to have ELS conduct any studies on such optioned antibody, then after mutual agreement as to the scope of the studies, we will be responsible for the cost for such studies.

LifeArc

In April 2020, we entered into a license agreement with LifeArc (the LifeArc Agreement) under which we were granted an exclusive, worldwide license to certain materials, know-how, and intellectual property rights owned or controlled by LifeArc to develop, manufacture, use, and commercialize certain ULK inhibitors for all applications. We also have the right to sublicense (through multiple tiers) our rights under the LifeArc Agreement, subject to certain conditions. The foregoing license is subject to LifeArc’s retained non-exclusive, irrevocable, worldwide, sublicensable (to its academic collaborators), royalty-free right to use the licensed intellectual property rights within all fields of use for LifeArc’s own non-commercial, non-clinical academic research. Notwithstanding its retained rights, LifeArc will not seek to develop or undertake any other ULK1/2 therapeutic development programs either in-house or via third parties until April 2025. We are required to use diligent efforts to achieve certain development and regulatory milestones with respect to submission of an IND, initiation of clinical trials, submission of a new drug application (NDA), and commencement of commercial sales.

Under the LifeArc Agreement, we were granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, we had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made. We are obligated to make future development milestone payments for a licensed product of up to $11 million and sales milestone payments of up to $50 million. We are also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions.

Our royalty obligations and the LifeArc Agreement will expire, on a licensed product-by-licensed product and country-by-country basis, on the later of: (i) ten years from the date of first commercial sale, and (ii) when there is no longer a valid patent claim covering such licensed product, or expiration of regulatory exclusivity for the licensed product in such country. Upon expiration of the LifeArc Agreement, all rights and licenses granted to us and under the LifeArc Agreement will continue on a fully paid-up basis.

The LifeArc Agreement may be terminated in its entirety by either LifeArc or us in: (i) the event of an uncured material breach by the other party, or (ii) in the event the other party becomes subject to an order by a court of competent jurisdiction for winding-up or dissolution or similar circumstances. Further, LifeArc may terminate the LifeArc Agreement by giving written notice to us if: (i) we fail to comply with our diligence obligations and fail to take remedial actions, (ii) we fail to agree on a mechanism to cure a persistent breach, or (iii) we fail to provide proof of the insurance coverage as required under the LifeArc Agreement. We may terminate the agreement at any time upon the provision of written notice to LifeArc.

Upon termination of the LifeArc Agreement for any reason, all rights and licenses granted to us, as well as any sublicenses we granted thereunder, will terminate. In addition, upon termination of the LifeArc Agreement for any reason other than its natural expiration or termination by us for LifeArc’s material breach, LifeArc has an option to negotiate an exclusive, worldwide, sublicensable license to commercialize any patent rights, technical and clinical data, and any development results relating to the licensed products that are owned or controlled by us for the purpose of developing, manufacturing and commercializing the licensed products on terms to be negotiated between the parties.

University of California, San Francisco

In December 2018, we entered into a license agreement, as amended (the UCSF Agreement), with The Regents of the University of California, San Francisco (the Regents), under which we were granted an exclusive, worldwide, royalty-bearing license under certain patent rights claiming novel covalent inhibitors of GTP- and GDP-bound RAS for the development and commercialization of products covered by such patent rights for the prevention, treatment and amelioration of human cancers and other diseases and conditions. We have the right to sublicense (through multiple tiers) our rights under the UCSF Agreement, subject to certain conditions. The UCSF Agreement was amended in May 2021. The foregoing license is subject to various retained rights and restrictions, including: (i) the Regents’ reserved right to make, use and practice the licensed patent rights and any technology relating thereto for educational and research purposes, (ii) Howard Hughes Medical Institute’s non-exclusive, fully paid-up, irrevocable worldwide license to use the licensed patent rights for research purposes, (iii) Howard Hughes Medical Institute’s statement of policy on research tools, and (iv) the obligations to the US government under the Bayh-Dole Act, including the obligation to report on the utilization of the invention covered by the licensed patent rights and a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced such invention throughout the world. We are required to use diligent efforts to proceed with the development and commercialization of licensed products including by achieving certain milestone events within the specified time periods.

Under the UCSF Agreement, we made upfront payments of $50,000 to the Regents and pay the Regents an annual license maintenance fee, but such fee will not be due on any anniversary if, on that date, we are making royalty payments to the Regents. We are obligated to make future development and regulatory milestone payments of up to $6.4 million and a sales milestone payment of $2 million for either of the first two licensed products. We are also obligated to pay royalties on net sales of all licensed products in the low-single digit percentages, subject to a minimum annual royalty payment in the low six figures, commencing on the year of the first sale of a licensed product and continuing, on a licensed product-by-licensed product and country-by-country basis, until there are no valid claims of the licensed patent rights covering the licensed product in such country. Additionally, we are obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees we receive from any sublicense that we grant, depending on the stage of development of a licensed product when such sublicense is granted. Prior to the execution of the amendment, we were obligated to make a cash payment to the Regents in the event of our initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon our achievement of a Corporate Milestone was reduced and we agreed to issue the Regents 944,945 shares of our common stock, which issuance is not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, we made a cash payment to the Regents in the amount of $1.7 million.

The UCSF Agreement will expire upon the expiration of the last of the licensed patent rights. The UCSF Agreement may be terminated in its entirety by the Regents: (i) for our uncured breach, (ii) for our bankruptcy, or (iii) if we challenge, directly or indirectly, the validity or enforceability of any licensed patents. Further, if we fail to satisfy any diligence milestones, the Regents has the right and option to either terminate the UCSF Agreement or modify the exclusive license granted thereunder to a non-exclusive license. We may terminate the UCSF Agreement in its entirety or on a country-by-country basis at any time upon the provision of written notice to the Regents. Upon termination of the UCSF Agreement for any reason, all rights and licenses granted to us thereunder will terminate.

Commercialization

We intend to maintain exclusive worldwide development and commercialization rights to our product candidates (excluding programs in our pipeline that arise from an investment made by Erasca Ventures in a third party) and, if marketing approval is obtained, to commence commercialization activities by building a focused sales and marketing organization to sell our products on our own in the United States and potentially other regions such as Europe. We will likely seek commercialization partnerships for our product candidates in other regions beyond the United States and Europe. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for commercialization in the United States and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, and the status of our pipeline, may all influence or alter our commercialization plans.

Competition + Cooperation (“Coopetition”)

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

Collaborating with these companies alleviates some of the traditional challenges that emerging companies face with respect to financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products. Similarly, recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, programs are challenges for all companies developing or marketing treatments for cancer.

That said, our commercial potential could be reduced or eliminated if other companies develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Other companies also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in these companies establishing a strong market position before we are able to enter the market or make our development more complicated.

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies, and traditional chemotherapy. There are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, AstraZeneca, Black Diamond Therapeutics, BioMed Valley Discoveries, Boehringer Ingelheim, Deciphera Pharmaceuticals, Eli Lilly, Jacobio Pharmaceuticals (in collaboration with AbbVie), Janssen, Merck, Mirati Therapeutics, Navire Pharma (a subsidiary of BridgeBio), Novartis, Pfizer, Relay Therapeutics (in collaboration with Genentech), Revolution Medicines, Roche/Genentech, Sanofi, and Schrödinger (in collaboration with Bristol Myers Squibb).

Intellectual property

We strive to protect the proprietary technology, inventions, and improvements that are commercially or strategically important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or in-licensed/acquired from third parties. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely on data exclusivity, market exclusivity and patent term adjustments or extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection for our proprietary technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to defend and enforce our proprietary rights, including any patents or trademarks that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.

We continually assess and refine our intellectual property strategy as we develop new product candidates. To that end, we are prepared to file additional patent applications in any appropriate fields if our intellectual property strategy includes such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology.

To cover our proprietary technologies and our current pipeline of proprietary product candidates and related methods, such as methods of use, we have issued patents and patent applications representing thirty-eight patent families. As of December 31, 2021, our patent estate, which consists of owned and in-licensed patent families, includes seven issued US patents, eleven pending US non-provisional patent applications, fifty-one pending US provisional patent applications, three issued foreign patents, eleven pending international patent applications filed under the Patent Cooperation Treaty (PCT application), and ninety-four pending foreign patent applications in various markets outside of the United States. In particular, we have patent applications pending for each of our product candidates.

ERAS-007

As of December 31, 2021, we have in-licensed three patent families from Asana. The three patent families relate to ERK 1/2 inhibitors, their preparation, and methods of use. One of the families covers the ERAS-007 product candidate compound and additional ERK1/2 inhibitor compounds, their preparation and method of use, and includes four issued US patents, one pending US non-provisional patent application, three issued foreign patents, and fourteen pending foreign patent applications. The second and third families cover methods of using ERAS-007, and includes one pending US provisional patent application, one pending PCT application and two pending foreign patent applications. The issued US patents are expected to expire in June 2036, absent any patent term adjustments or extensions. Any patents issued from the patent applications related to ERAS-007 are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2021, we also own six patent families relating to ERAS-007. The patent families include fifteen pending US provisional patent applications. Any patents issued from these patent applications are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-601

As of December 31, 2021, we have in-licensed two patent families from NiKang. The two patent families relate to SHP2 inhibitor compositions, their preparation, and methods of use. One of the families covers the ERAS-601 product candidate compound, its preparation and method of use, and includes two issued US patents, two pending US non-provisional patent applications, and twenty-six pending foreign patent applications. The second family covers additional SHP2 inhibitor compositions, their preparation and methods of use, and includes one pending US non-provisional application and six pending foreign patent applications. The granted patent and any further patents that issue from these applications from the two families are expected to expire in 2039, absent any patent term adjustments or extensions.

As of December 31, 2021, we also own seven patent families relating to ERAS-601. These families include ten pending US provisional patent applications and three pending PCT applications. Any patents issued from these applications are expected to expire between 2041 and 2042, absent any patent term adjustments or extensions.

ERAS-3490

As of December 31, 2021, we own six patent families relating to KRAS G12C inhibitors, their preparation, and method of use. These patent families include four pending US non-provisional patent applications, eight pending US provisional patent applications, five pending PCT applications, and two pending foreign applications. Any patents issued from these applications are expected to expire between 2040 and 2042, absent any patent term adjustments or extensions.

ERAS-801

As of December 31, 2021, we have sub-licensed three patent families from Katmai, which Katmai in-licensed from the University of California, Los Angeles (UCLA). Two of the patent families relate to EGFR inhibitor compositions, their preparation, and methods of use. The first patent family includes one pending US non-provisional patent application, and eight pending foreign patent applications. The second patent family covers the ERAS-801 product candidate and includes one pending US non-provisional application and twenty-three pending foreign patent applications. The third patent family relates to a functional companion assay for brain cancer therapy and includes one pending PCT application. Any patents issued from the first family of applications are expected to expire in 2038, any patents issued from the second family of applications are expected to expire in 2040, and any patents issued from the third family of applications are expected to expire in 2041, in each case, absent any patent term adjustments or extensions.

As of December 31, 2021, we also co-own with UCLA one patent family relating to EGFR inhibitor compositions, their preparation and methods of use. This patent family includes one pending PCT application. Any patents issued from this application are expected to expire in 2041, absent any patent term adjustments or extensions.

As of December 31, 2021, we also own one patent family relating to EGFR inhibitor polymorph forms. This patent family includes one pending US provisional patent application. Any patents issued from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-2/3

As of December 31, 2021, we have in-licensed one patent family from UCSF relating to covalent inhibitors of GTP- and GDP-bound RAS, their preparation, and method of use. This patent family includes one issued US patent, one pending US non-provisional patent application and 13 pending foreign patent applications. The granted patent and any further patents that issue from these applications are expected to expire in 2037, absent any patent term adjustments or extensions.

ERAS-4

As of December 31, 2021, we own three patent families relating to KRAS G12D inhibitors, their preparation, and method of use. These patent families include six pending US provisional patent applications. Any patents issued from these applications are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-5

As of December 31, 2021, we have in-licensed one patent family from LifeArc relating to ULK1/2 inhibitors, their preparation, and method of use. The patent family includes one pending US provisional patent application. Any patents issued from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

As of December 31, 2021, we also own one patent family relating to ULK1/2 inhibitors, their preparation and method of use. This family includes one pending US provisional patent application. Any patents that issue from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-10

As of December 31, 2021, we own two patent families relating to PROTAC conjugates with undisclosed RAS/MAPK pathway target(s), their preparation, and method of use. These patent families includes seven pending US provisional patent applications. Any patents issued from these applications are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-12

As of December 31, 2021, we own one patent family relating to EGFR D2/D3 bispecific antibodies, their preparation, and method of use. The patent family includes one pending US provisional patent application. Any patents issued from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

Other IP programs or patents

With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We may not be able to obtain patent protections for our compositions, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued US patent that covers or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The US Patent and Trademark Office (USPTO) may also adjust the term of a US patent to accommodate for delays caused by the USPTO during the prosecution of a US patent application. Congress has defined the conditions upon which an applicant can receive an adjustment to the term and such requirements are established in 35 USC 154(b). Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time. In the future, if and when our therapeutic candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those therapeutic candidates. We intend to seek patent term extensions in any jurisdiction where these are available and where we also have a patent that may be eligible; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biopharmaceuticals has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

We also rely on trade secrets to protect aspects of our technology and business not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect this intellectual property, in part, by requiring our employees, consultants, outside scientific collaborators, sponsored researchers and other service providers and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with us. In general, these agreements provide that confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements further provide that inventions and discoveries conceived or reduced to practice by the individual that are related to our business, or actual, or demonstrably anticipated, research or development, or made during normal working hours, on our premises or using our equipment, supplies, or proprietary information, are our exclusive property. In many cases our agreements with consultants, outside scientific collaborators, sponsored researchers and other service providers and advisors require them to assign, or grant us licenses to, inventions resulting from the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.

We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We currently have registrations for our “ERASCA” mark in the United States as well as in over 20 foreign jurisdictions, including the European Union. We have also filed a trademark application in the United States as well as over 20 foreign jurisdictions for registration of our “MAPKLAMP” mark.

Manufacturing

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

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and biologics such as those we are developing. These entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

US regulation of drugs and biologics

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations, and biologics under the FDCA and the Public Health Service Act and their implementing regulations. FDA approval of a new drug application (NDA) or biologics license application (BLA) or supplement is required before any new unapproved drug, biologic or dosage form, including a new use of a previously approved drug or biologic, can be marketed in the United States.

The process required by the FDA before such product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests and preclinical animal studies, performed in accordance with applicable Good Laboratory Practice (GLP) regulations;
•
submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical studies may begin and must be updated annually;
•
approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical study may be initiated;
•
performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (GCP) requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;
•
preparation of and submission to the FDA of an NDA or BLA, after completion of all pivotal clinical studies;

•
potential review of the product application by an FDA advisory committee, where appropriate and if applicable;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product drug substance is produced to assess compliance with current Good Manufacturing Practice requirements (cGMPs) and audits of selected clinical trial sites to ensure compliance with GCP; and
•
FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess potential safety and efficacy. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations applicable to certain safety/toxicology studies.

An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls (CMC) information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which includes the requirement that all research subjects, or their legal representative, provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend that the clinical trial be halted if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of clinical trials and clinical study results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•
Phase 1: The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•
Phase 2: The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3: The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for labeling.

Post-marketing studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, such as with accelerated approval drugs, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency.

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other things, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs or biologics, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In addition, during the development of a new drug or biologic, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug or biologic.

NDA and BLA review process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators.

In addition, under the Pediatric Research Equity Act (PREA), an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted.

Within 60 days following submission of the application, the FDA reviews the submitted BLA or NDA to determine if the application is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. Once accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. When reviewing an NDA or BLA, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL signals that the review cycle is complete and the application cannot be approved in its present form. The CRL will generally describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review, if the relevant criteria are met. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA or BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new molecular entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to 10 months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

In addition, the distribution of prescription biopharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Drug product marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2), or 505(b) (2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a Written Request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Biosimilars and reference product exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

FDA regulation of companion diagnostics

If safe and effective use of a drug or biologic depends on an in vitro diagnostic, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA may will not approve the drug or new indication if the companion diagnostic device is not also approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our product candidates will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research or the FDA’s Center for Biologics Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification pursuant to Section 510(k) of the FDCA, also called 510(k) clearance, and approval of a premarket approval application (PMA).

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR) which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other US regulatory requirements

In addition to FDA regulation of pharmaceutical products, pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

US coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval.

US healthcare reform

In the United States, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the US Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the US Supreme Court ruling, President Biden issued an executive order that initiated initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Further, we expect that additional healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

EU drug regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions such as in China and Japan. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union (EU), the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Certain countries outside of the United States, including the EU, have a similar process that requires the submission of a clinical study application (CTA) much like the IND prior to the commencement of human clinical studies. A CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to become applicable by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements also apply.

Marketing Authorizations

To market a medicinal product in the EU and in many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a Marketing Authorization (MA). To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application (MAA.) The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
the “Union MA”, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) and which is valid throughout the entire territory of the EU. The Centralized Procedure is mandatory for certain types of products, such as: (i) medicinal products derived from biotechnology medicinal products, (ii) designated orphan medicinal products, (iii) advanced therapy products (such as gene therapy, somatic cell therapy or tissue-engineered medicines), and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, other auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or that the granting of authorization would be in the interest of public health in the EU; and
•
“National MAs”, which are issued by the competent authorities of the EU member states and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in an EU member state, this National MA can be recognized in another member state through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member states through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the Reference member state.

Under the above-described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Under the Centralized Procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. Where there is a major public health interest and an unmet medical need for a product, the CHMP may perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the US PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance, unless the EMA decides, on justified grounds relating to pharmacovigilance, to mandate one additional five-year renewal period.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, new chemical entity, or reference product candidates, generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Pediatric Development

In the EU, MAAs for new medicinal products candidates have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there is sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization).

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the EU, such as countries in Latin America or Asia (e.g., China and Japan), the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Japanese drug regulation

Non-clinical studies and clinical trials

Being a member of the International Conference on Harmonization (ICH), Japan has pharmaceutical regulations fundamentally similar to those of the United States or EU.

Non-clinical studies are performed to demonstrate the health safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of Japanese good laboratory practice (GLP) which reflect the Organization for Economic Co-operation and Development requirements. Currently, Japan and EU have a mutual recognition agreement for GLP, and data generated compliant with EU requirements will be accepted by the Japanese authorities. There is no similar agreement with the United States.

Clinical trials of medicinal products in Japan must be conducted in accordance with Japanese regulations based on ICH guidelines governing good clinical practices (GCP). They focus on ethics of the clinical trial and protection of the privacy of the trial subjects. If the sponsor of the clinical trial is not established within Japan, it must appoint an entity within the country to act as its caretaker who should be authorized to act on the sponsor’s behalf. The sponsor must take out a clinical trial insurance policy, and, according to the industry agreement, should put in place a common compensation policy for the injuries from the trial.

Prior to the commencement of human clinical studies, the sponsor must complete evaluation of the safety of the investigative product, and submit a clinical trial notification and the protocol to the authorities in advance, upon agreement of the IRB of the participating institutions. When the authorities do not comment on the notification, the sponsor may proceed with the clinical trial.

Any substantial changes to the trial protocol or other information submitted must be cleared by the IRB and notified to the authorities. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP).

Product approval

To market a medicinal product in Japan, we must obtain regulatory approval. To obtain regulatory approval of an investigational medicinal product, we must submit a new drug application. The process for doing this depends, among other things, on the nature of the medicinal product and there are currently a few different pathways for approval. If the product is designed for treating certain “difficult diseases” or those whose patient size is limited, we may be able to obtain designation as an orphan drug product if it demonstrates unique therapeutic value. Approval application for such designated orphan products will be processed on an expedited basis and the authorities’ requirement for clinical data will be much limited. Separately, the latest amendment to the law introduced separate pathways for: (i) truly innovative products with a unique mode of action, and (ii) those which will satisfy unmet medical needs. These products will also be processed on an expedited basis.

The evaluation of applications will be based on an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Once the review organization completes its review task, the matter will be considered by the advisory committee of experts, and the government will grant approval upon positive recommendation from the committee.

The volume and quality of the clinical data will be the key determinant of the approval decision. Clinical trial data generated overseas will be accepted as part of the data package consistent with the ICH recommendation. Typically, a limited dose response clinical trial for Japanese subjects is required to ensure that data are extrapolatable for the Japanese population. In a more recent development, the authorities encourage manufacturers to organize an international joint clinical trial with some Japanese participation under a joint protocol, to expedite the clinical trial process. Regulatory approval does not expire.

Licensing requirement

Separate from the approval requirement, it is also mandatory to possess a distribution license of an appropriate class for the manufacturer to commercially distribute the product in Japan. Non-Japanese companies who possess only the product approval may designate an appropriate license holder in Japan to commercially distribute the product, rather than distributing it on its own. The license is valid for 5 years.

Facilities

Our corporate headquarters are located in San Diego, California, where we currently lease approximately 16,153 square feet of office and laboratory space pursuant to a lease that expires April 1, 2022, with the option to holdover the lease month-to-month following such date. We plan to exercise this holdover option until we move into our new corporate headquarters, which is anticipated to occur in the second quarter of 2022. In September 2020, we entered into a lease of approximately 59,407 square feet of office and laboratory space in a facility in San Diego, California that is currently under construction, and scheduled to be completed in the second quarter of 2022. In March 2021, we amended this lease to include an additional 18,421 square feet of office space, resulting in 77,828 square feet of total leased space within this facility. The lease has an initial term of 10.5 years and commenced in August 2021. We believe our existing facilities are adequate to meet our current business requirements for the near term, and that additional space will be available on commercially reasonable terms, if required.

Employees

As of February 28, 2022, we had 123 full-time employees (FTEs), 50 of whom have doctorate degrees. Of our FTEs, 87 are engaged in research and development activities, and 36 are engaged in general and administrative activities. Substantially all of our employees are located in San Diego County, California. None of our employees are represented by labor unions or covered by collective bargaining units. We consider our relationship with our employees to be good.

Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on July 2, 2018 as Erasca, Inc. Our principal executive offices are located at 10835 Road to the Cure, Suite 140, San Diego, California 92121, and our telephone number is 858-465-6511. Our website address is www.erasca.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

In July 2021, we completed our IPO pursuant to which we issued and sold 21,562,500 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of $317 million, after deducting underwriting discounts and commissions and other offering costs.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year: (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

Available Information

Our website address is www.erasca.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

We use the “Investors” portion of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our limited operating history, financial position and need for additional capital

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Our scientific approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop or obtain regulatory approval for any products of commercial value. In addition, we only have three product candidates, ERAS-007, ERAS-601, and ERAS-801, in early clinical development, and our other product candidates remain in the preclinical or discovery stage. We have not yet completed any later-stage, large-scale or pivotal clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue. Our net losses were $122.8 million and $101.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $238.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Risks related to the discovery, development and regulatory approval of our product candidates

We are early in our development efforts with three product candidates in early clinical development. All of our other development programs are still in the preclinical or discovery stage. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize any of our current or future product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have three product candidates, ERAS-007, ERAS-601, and ERAS-801, in early clinical development. All of our other programs are still in the preclinical or discovery stage. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

•
receipt of marketing approvals from applicable regulatory authorities, including NDAs and BLAs from the FDA and maintaining such approvals;
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

Our scientific approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing approaches will limit the commercial value of our product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our scientific approach, which is singularly focused on shutting down the RAS/MAPK pathway, a novel and unproven approach. While we have had favorable preclinical study results for certain of our development programs, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approvals from the FDA or other regulatory authorities or in commercializing such product candidates. Our lead product candidates, ERAS-007 and ERAS-601, as well as our ERAS-801 product candidate, are in early clinical development and, as an organization, we have not completed any clinical trials for any of our product candidates. In addition, while we believe our pipeline will yield multiple additional INDs for our development programs in the future, we may not be successful in our discovery efforts, and even if successful, we may not be able to submit INDs and have such INDs accepted to enable us to commence clinical trials on the timelines we expect, if at all. Our research methodology and scientific approach may be unsuccessful in identifying additional product candidates, and any product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In particular, using multiple agents to shut down multiple nodes of the RAS/MAPK pathway simultaneously is a novel approach that may have unexpected consequences, including adverse events that preclude successful development and approval of our product candidates. Further, because all of our current product candidates and development programs are based on the RAS/MAPK pathway, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

If any of these events occur, we may be forced to delay, modify, or abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Any of our product candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts, such as those for our FLAGSHP-1 clinical trial or HERKULES series of clinical trials. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. For example, while a Phase 1 clinical trial of ERAS-007 was completed prior to our acquisition of this product candidate and while we have completed IND-enabling preclinical studies of ERAS-601 and ERAS-801, we do not know whether they or our other potential product candidates will perform in ongoing or future clinical trials as they have performed in these prior trials and studies. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. We are currently conducting IND-enabling preclinical studies for ERAS-3490. If unexpected observations or toxicities are observed in these studies, or in future IND-enabling studies for any of our other development programs, such results may delay or prevent the initiation of clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, potency and efficacy of the product candidates in humans. Before we can initiate clinical trials for our preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any delays in the commencement or completion of our ongoing and planned clinical trials for our current and any future product candidate could significantly affect our product development timelines and product development costs.

We do not know whether our planned trials will begin on time or if our ongoing or future clinical trials will be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•
obtaining approval from one or more IRBs at clinical trial sites;
•
IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•
changes to the clinical trial protocol;
•
clinical sites deviating from the trial protocol or dropping out of a trial;
•
failure by us or our CROs to perform in accordance with GCP requirements or applicable regulatory guidelines in other countries;
•
manufacturing sufficient quantities of product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with cGMP regulations or other applicable requirements; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

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

Further, our conduct of clinical trials in foreign countries presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries.

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
•
we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
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

We are early in our development efforts for our product candidates, have never completed any clinical trials and we will need to successfully complete our Phase 1 clinical trials and later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or BLA or similar regulatory submissions to comparable foreign regulatory authorities is a complicated process. A Phase 1 clinical trial for ERAS-007 was completed prior to our acquisition of this product candidate, and we are currently conducting our first Phase 1 clinical trials for ERAS-601 and ERAS-801, and multiple Phase 1b/2 trials for ERAS-007. We are only beginning to conduct clinical trials for our product candidates, and we have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA, BLA or other comparable foreign regulatory submission for any product candidate. We are also conducting and plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities, and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in submitting marketing applications, including NDAs and BLAs, and commercializing our product candidates.

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

Even if we obtain orphan drug exclusivity for a product, such exclusivity may not effectively protect the product from competition because different drugs and biologics can be approved for the same condition. Even after an orphan drug or biologic is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug or biologic for the same condition if such regulatory authority concludes that the later drug or biologic is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs or biologics for the same or similar indication containing a different active ingredient. In addition, if a subsequent drug or biologic is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Where applicable, we also may seek comparable designations for our product candidates in other jurisdictions, which may have differing requirements and would also include risks of not being granted and/or not being effective in protecting the product from competition.

We are currently conducting and may in the future conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are currently conducting and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign clinical trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

From time to time, we may publicly disclose interim, top-line, or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials.

Interim data from clinical trials that we may complete are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, top-line, or preliminary data and final data could significantly harm our business prospects.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA (or a similar expedited approval mechanism from a comparable foreign regulatory authority, such as conditional marketing authorization in the EU), if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA (or comparable foreign regulatory authority) may seek to withdraw accelerated approval.

We may in the future seek an expedited approval for one or more of our product candidates. Under the accelerated approval program, the FDA or comparable foreign regulatory authority may grant accelerated or conditional approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The health authorities assess the definition of available therapy at the time of regulatory decision-making; it is possible that the standard of care may evolve during a drug’s development, for example, due to a new therapy receiving full approval for that indication. In this situation, an expedited approval, such as accelerated or conditional approval, would be assessed for benefit over the newly approved treatment which could require a better benefit/risk ratio for approval, compared to the previous standard of care. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval and conditional approval are contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post- approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug or biologic’s clinical benefit or are not completed in a timely manner, the FDA or comparable foreign regulatory authority may withdraw its approval of the drug or biologic.

Prior to seeking approval for any of our product candidates, we intend to seek feedback from the applicable health authorities, such as the FDA and will otherwise evaluate our ability to seek and receive accelerated or conditional approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA, BLA, or comparable foreign marketing application for accelerated approval or any other form of expedited development, review or approval mechanism.

Similarly, there can be no assurance that after subsequent health authority feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval mechanism, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated or conditional approval, or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authority could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If we are required by the FDA or comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining FDA or foreign approval of a diagnostic device, we may not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before, simultaneously with, or after such candidate obtains marketing approval, if ever, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such companion diagnostic. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidate, if approved, on a timely or profitable basis, if at all.

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

We are dependent on third parties to conduct our clinical trials and preclinical studies. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product candidates and products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of product candidates and products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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
•
requirements to cease development or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize a product, an inability to meet commercial demands for such product.

In addition, we do not have any long-term commitments or supply agreements with our third-party manufacturers. We may be unable to establish any supply agreements with our third-party manufacturers or to do so on acceptable terms, which increases the risk of timely obtaining sufficient quantities of our product candidates or products or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. For example, we are collaborating with ELS on large molecule capabilities. Such collaborative discovery efforts may not yield additional development or product candidates for our pipeline. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. We may have to relinquish valuable rights to our future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. We cannot be certain that, following a collaboration, license or strategic transaction, we will achieve an economic benefit that justifies such transaction.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The US federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The ACA includes the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated.

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
•
the effectiveness of our or any of our current or potential future collaborators’ sales and marketing strategies; and
•
unfavorable publicity relating to the product, our company, or product candidates or similar approved products or product candidates in development by third parties.

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

We have no internal sales, marketing or distribution capabilities, nor have we ever commercialized a product. If any of our product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

We have substantially increased our organization from 30 employees as of December 31, 2019 to 123 employees as of February 28, 2022. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require certain biotechnology companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants, third-party service providers, vendors and collaborators are vulnerable to damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, ransomware, supply chain attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, due to the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our third-party partners and service providers have implemented will be sufficient to prevent cyber-attacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

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

Any security breach or other incident, whether actual or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws.

Our business is subject to risks arising from COVID-19 and other epidemic diseases.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the US and global economies and financial markets. International and US governmental authorities in impacted regions have taken, and are continuing to take actions in an effort to slow the spread of COVID-19 and variants of the virus. In response, our administrative employees have worked remotely and we have limited the number of staff in our research and development laboratories. To date we have not experienced material disruptions in our business operations.

However, the continuing COVID-19 pandemic and any future epidemic diseases may cause disruptions that could severely impact our business, clinical trials, preclinical studies and financial condition, including:

•
delays or difficulties in enrolling patients in clinical trials;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;
•
interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•
interruptions or delays in clinical trials or preclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers;
•
limitations on employee resources that would otherwise be focused on the conduct of our clinical trials or preclinical studies due to sickness of employees or their families or the desire of employees to avoid contact with large groups of people, or other staffing shortages as a result of remote working requirements or otherwise;
•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption of key clinical trial activities, such as clinical trial site monitoring and source data verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•
delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
•
changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
•
delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
•
patent office interruption or delays in our ability to timely secure patent coverage for our product candidates.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business, including our clinical trials, preclinical studies and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.

Our business could be affected by litigation, government investigations and enforcement actions.

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2021, we had federal, California and other state net operating loss (NOL) carryforwards of $135.0 million, $133.6 million and $3.1 million, respectively.

Federal NOL carryforwards arising in tax years beginning after December 31, 2017, may be carried forward indefinitely. The deductibility of federal NOL carryforwards, particularly for tax years beginning after December 31, 2020, may be limited. In addition, our NOL carryforwards are subject to review and possible adjustment by the United States Internal Revenue Service and state tax authorities.

Under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the IRC generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not yet formally determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes related to our IPO. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our therapeutic programs and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the

United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either: (i) file any patent application related to our therapeutic programs and other proprietary technologies we may develop, or (ii) invent any of the inventions claimed in our patent applications.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our product candidates, one or more of our owned and in-licensed issued US patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

In addition to seeking patent protection for our product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, third-party collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

We and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our actual or perceived failure to comply with them could subject us to potentially significant fines or penalties, harm our reputation and otherwise harm our business.

We maintain a large quantity of sensitive information, including confidential business and health-related information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates and subcontractors, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

In addition, certain state laws govern the privacy and security of health-related information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, California voters recently approved the California Privacy Rights Act of 2020 (CPRA) that goes into effect on January 1, 2023. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the General Data Protection Regulation (GDPR) went into effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the EEA. Among other things, the GDPR requires the establishment of a lawful basis for the processing of data, imposes requirements relating to the consent of the individuals to whom the personal data relates, including detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom (UK); the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Risks related to ownership of our common stock

The trading price of the shares of our common stock has been, and is likely to continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

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

An active, liquid trading market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of December 31, 2021, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 51% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 71,263,685 shares of our outstanding common stock, or approximately 58.7% of our total outstanding common stock as of December 31, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a large accelerated filer, as defined under the Exchange Act, our annual gross revenue exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to Sarbanes-Oxley;
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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as: (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no securities or industry analysts commence or continue coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Diego, California, where we currently lease approximately 16,153 square feet of office and laboratory space pursuant to a lease that expires April 1, 2022, with the option to holdover the lease month-to-month following such date. We plan to exercise this holdover option until we move into our new corporate headquarters, which is anticipated to occur in the second quarter of 2022. In September 2020, we entered into a lease of approximately 59,407 square feet of office and laboratory space in a facility in San Diego, California that is currently under construction, and scheduled to be completed in the second quarter of 2022. In March 2021, we amended this lease to include an additional 18,421 square feet of office space, resulting in 77,828 square feet of total leased space within this facility. The lease has an initial term of 10.5 years and commenced in August 2021. We believe our existing facilities are adequate to meet our current business requirements for the near term, and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “ERAS” on the Nasdaq Global Select Market and has been publicly traded since July 16, 2021. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 28, 2022, there were approximately 96 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2021 to March 31, 2021, we granted options to purchase an aggregate of 3,928,869 shares of common stock, with an exercise price of $3.36 per share, to employees and a member of our SAB pursuant to our 2018 Equity Incentive Plan (the 2018 Plan). During such period, 439,610 shares of common stock were issued for gross proceeds of $1.1 million upon the exercise of stock options pursuant to the 2018 Plan.

In January 2021, we issued an aggregate of 15,931,772 shares of B-2 convertible preferred stock to investors at a purchase price of $7.50 per share, for aggregate consideration of approximately $119.5 million.

No underwriters were involved in the foregoing issuances of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On July 16, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation.

All other unregistered securities issued and sold during the year ended December 31, 2021 are disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Recent Sales of Unregistered Equity Securities

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

As of December 31, 2021, we have used approximately $28.3 million of the proceeds from our IPO for general corporate purposes, including to fund the clinical development of ERAS-007 in our Phase 1b/2 HERKULES clinical trials, ERAS-601 in our FLAGSHP-1 Phase 1 trial and our other RAS/MAPK pathway-focused pipeline programs. There has been no material change in the planned use of such proceeds from that described in the Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently inhibit or degrade critical signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Our purpose-built pipeline includes three clinical-stage programs (ERK and SHP2 inhibitors, which together comprise our first, innovative MAPKlamp, and EGFR inhibitor), one preclinical-stage program (CNS-penetrant KRAS G12C inhibitor), and seven discovery-stage programs targeting other key oncogenic drivers. We expect to have four product candidates in the clinic within the next five quarters, plus the filing of an additional IND every 12-18 months through 2026. We believe our world-class team’s capabilities and experience, further guided by our SAB, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

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

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2021, we have raised a total of $665.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and the sale and issuance of convertible preferred stock. As of December 31, 2021, we had cash, cash equivalents and investments of $459.2 million.

We have incurred significant operating losses since inception. Our net losses were $122.8 million and $101.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $238.2 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund our operations into 2024. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in this Annual Report on Form 10-K.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation of equipment.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Year Ended December 31,
	2021	2020
ERAS-007(1)	$22,717	$17
ERAS-601	15,312	9,876
Other discovery and preclinical programs	35,893	19,657
Total research and development expenses	$73,922	$29,550
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

In-process research and development expenses consist primarily of our upfront and milestone payments and issuances of stock under the Asana Agreements, the NiKang Agreement, the Katmai Agreement, the ELS Purchase Agreement, and the UCSF Agreement.

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

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$73,922	$29,550	$44,372
In-process research and development	10,848	71,745	(60,897)
General and administrative	22,616	7,957	14,659
Contribution of common stock to Erasca Foundation	17,497	—	17,497
Total operating expenses	124,883	109,252	15,631
Loss from operations	(124,883)	(109,252)	(15,631)
Total other income (expense), net	2,119	7,592	(5,473)
Net loss	$(122,764)	$(101,660)	$(21,104)

Research and development expenses

Research and development expenses were $73.9 million for the year ended December 31, 2021 compared to $29.6 million for the year ended December 31, 2020. The increase of $44.4 million was primarily driven by a $16.1 million increase in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, a $13.8 million increase in personnel costs due to an increase in headcount, an $8.8 million increase in outsourced services and consulting fees, and a $4.6 million increase in stock-based compensation expense, primarily due to increases in our stock price and headcount.

In-process research and development expenses

In-process research and development expenses were $10.8 million for the year ended December 31, 2021 compared to $71.7 million for the year ended December 31, 2020. In-process research and development expenses for the year ended December 31, 2021 related to the cash payment of $1.7 million following the achievement of the Corporate Milestone under the UCSF Agreement and the issuance of 944,945 shares of our common stock at a price of $5.81 per share or a total fair value of $5.5 million in connection with the amendment to the UCSF Agreement, and a $2.0 million upfront payment and issuance of 500,000 shares of our common stock at a price of $3.36 per share or a total fair value of $1.7 million in connection with the ELS Purchase Agreement. In-process research and development expenses for the year ended December 31, 2020 related to a $20.0 million upfront payment and issuance of 4,000,000 shares of our Series B-2 convertible preferred stock at a price of $7.50 per share or a total fair value of $30.0 million in connection with the Asana Agreements, a $5.7 million upfront payment in connection with the Katmai Agreement, and a $5.0 million upfront payment and $11.0 million in milestone payments in connection with the NiKang Agreement.

General and administrative expenses

General and administrative expenses were $22.6 million for the year ended December 31, 2021 compared to $8.0 million for the year ended December 31, 2020. The increase of $14.7 million was primarily driven by a $6.2 million increase in personnel costs due to an increase in headcount, a $2.9 million increase in stock-based compensation expense due to increases in our stock price and headcount, a $2.0 million increase in insurance costs, a $1.4 million increase in facilities and office-related costs, and a $1.3 million increase in legal and accounting fees.

Contribution of common stock to Erasca Foundation

Contribution of common stock to Erasca Foundation of $17.5 million was recognized for the year ended December 31, 2021 in connection with the issuance of 1,093,557 shares of our common stock at a price of $16.00 per share as a contribution to the Erasca Foundation in conjunction with our IPO. We established the Erasca Foundation in May 2021 to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society that align with our mission. The Erasca Foundation is a related party as our chief executive officer and certain board members serve as directors of the Erasca Foundation and our chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. No such expenses were recognized for the year ended December 31, 2020.

Other income (expense), net

Other income (expense), net was $2.1 million for the year ended December 31, 2021 compared to $7.6 million for the year ended December 31, 2020. The decrease of $5.5 million was primarily related to a decrease of $5.7 million in the change in fair value of the preferred stock purchase right liability.

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

Future capital requirements

As of December 31, 2021, we had cash, cash equivalents and investments of $459.2 million. Based upon our current operating plans, we believe that our cash, cash equivalents and investments, will be sufficient to fund our operations into 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(79,600)	$(32,686)
Investing activities	(64,590)	(71,202)
Financing activities	439,397	139,993
Net increase in cash, cash equivalents and restricted cash	$295,207	$36,105

Operating activities

Cash used in operating activities was $79.6 million during the year ended December 31, 2021, primarily resulting from a net loss of $122.8 million, partially reduced by the issuance of common stock to the Erasca Foundation of $17.5 million, which is reflected in noncash investing and financing activities, in-process research and development expenses of $10.8 million, which are reflected in noncash and investing activities, stock-based compensation of $8.3 million, changes in operating assets and liabilities of $7.7 million and depreciation expense of $0.8 million, partially offset by a $1.6 million change in fair value of the preferred stock purchase right liability. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable, accrued expenses and other current liabilities of $13.2 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $6.7 million.

Cash used in operating activities was $32.7 million during the year ended December 31, 2020, primarily resulting from a net loss of $101.7 million, partially reduced by in-process research and development expenses of $71.7 million, which are reflected in noncash and investing activities, changes in operating assets and liabilities of $3.3 million, stock-based compensation expense of $0.8 million, and depreciation expense of $0.5 million, partially offset by a $7.4 million change in fair value of the preferred stock purchase right liability. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accrued expenses and other liabilities of $4.6 million, partially offset by an increase in prepaid expenses and other assets of $0.9 million.

Investing activities

Net cash used in investing activities was $64.6 million during the year ended December 31, 2021 as compared to cash used in investing activities of $71.2 million during the year ended December 31, 2020. The decrease in cash used in investing activities of $6.6 million was primarily the result of a decrease in in-process research and development of $30.1 million, offset by an increase in purchases of property and equipment of $10.3 million, an increase in purchases of investments of $6.6 million, and a decrease in maturities of investments of $6.6 million.

Financing activities

Net cash provided by financing activities was $439.4 million during the year ended December 31, 2021 as compared to $140.0 million during the year ended December 31, 2020. During the year ended December 31, 2021, we received $317.0 million from the issuance of common stock in our IPO, net of underwriting discounts and commissions and offering costs, $119.4 million from the sale of shares of our Series B-2 convertible preferred stock, net of issuance costs, $1.4 million from the exercise of stock options, $1.1 million from the issuance of common stock under our Employee Stock Purchase Plan and $0.6 million from the disgorgement of a stockholder's short-swing profits. During the year ended December 31, 2020, we received $137.0 million from the sale of shares of our Series B-1 convertible preferred stock, net of issuance costs, and $3.0 million from the exercise of stock options.

Cash requirements due to contractual obligations and other commitments

We lease office and laboratory space and certain laboratory equipment under lease agreements with varying expiration dates through 2032. As of December 31, 2021, total future aggregate operating lease commitments was $87.3 million, with approximately $1.1 million due in 2022, and the remaining due in periods from 2023 through 2032. See Note 11 in the Notes to Consolidated Financial Statements for further information.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Additionally, there are additional potential development and sales milestone payments and royalty payments we may be required to make under license and acquisition agreements we have entered into pursuant to which we have in-licensed and acquired certain intellectual property. See the section titled “Business—Our acquisition and license agreements” for additional information. The timing of when these additional payments will actually be made is uncertain as the payments are contingent upon the completion of future activities.

Off-balance sheet arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to understanding and evaluating our historical and future performance.

Accrued research and development expenses

We are required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, manufacturers, vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended.

We account for these expenses by reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-based compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model and recognize forfeitures as they occur.

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021 and 2020.

Prior to our IPO, since there was no public market for our common stock, we were required to estimate the fair value of the common stock underlying our equity awards when performing fair value calculations. The fair value of the common stock underlying our equity awards was determined on each grant date by our board of directors, taking into account input from management and independent third-party valuation analyses. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. In the absence of a public trading market for our common stock, on each grant date we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants. Our determinations of the fair value of our common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation (the Practice Aid).

Following our IPO, the fair value of our common stock is based on the closing price as reported on the date of grant.

Recently issued and adopted accounting pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued and adopted accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments and long-term investments. As of December 31, 2021, our cash equivalents, short-term investments and long-term investments consisted of money market funds, US treasury securities, corporate debt securities, commercial paper and supranational debt securities. As of December 31, 2020, our cash equivalents and short-term investments consisted of money market funds, commercial paper, corporate debt securities, and US treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of US interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. Due to the nature of our cash equivalents and investments, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

Foreign currency exchange risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, these fluctuations have not been significant and we have not had a formal hedging program with respect to foreign currency. We believe an immediate hypothetical 10% change in exchange rates would not have had a material effect on our results of operations during the periods presented.

Effects of inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We believe inflation has not had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, as incorporated into Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report and Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year (Definitive Proxy Statement), under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.erasca.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3) The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Erasca, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Erasca, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Diego, California
March 24, 2022

Erasca, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$360,487	$65,376
Short-term investments	53,988	53,325
Prepaid expenses and other current assets	5,542	1,289
Total current assets	420,017	119,990
Long-term investments	44,770	—
Property and equipment, net	15,954	1,847
Operating lease assets	17,356	2,225
Restricted cash	408	312
Other assets	2,910	451
Total assets	$501,415	$124,825
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,677	$878
Accrued expenses and other current liabilities	21,419	11,925
Operating lease liabilities	285	877
Total current liabilities	26,381	13,680
Operating lease liabilities, net of current portion	18,506	2,109
Preferred stock purchase right liability	—	1,615
Total liabilities	44,887	17,404
Commitments and contingencies (Note 12)
Convertible preferred stock (Series A, B-1 and B-2), $0.0001 par value; no shares and 97,622,409 shares authorized as of December 31, 2021 and 2020, respectively; no shares and 69,584,682 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 and $230,924 as of December 31, 2021 and 2020, respectively	—	221,405
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 80,000,000 shares and no shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 800,000,000 and 147,027,681 shares authorized as of December 31, 2021 and 2020, respectively; 121,382,547 and 25,189,673 shares issued at December 31, 2021 and 2020, respectively; 119,102,505 and 21,923,173 shares outstanding at December 31, 2021 and 2020, respectively	12	3
Additional paid-in capital	694,844	1,413
Accumulated other comprehensive (loss) income	(162)	2
Accumulated deficit	(238,166)	(115,402)
Total stockholders' equity (deficit)	456,528	(113,984)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$501,415	$124,825

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$73,922	$29,550
In-process research and development	10,848	71,745
General and administrative	22,616	7,957
Contribution of common stock to Erasca Foundation	17,497	—
Total operating expenses	124,883	109,252
Loss from operations	(124,883)	(109,252)
Other income (expense)
Interest income	190	336
Other income (expense), net	314	(102)
Change in fair value of preferred stock purchase right liability	1,615	7,358
Total other income (expense), net	2,119	7,592
Net loss	$(122,764)	$(101,660)
Net loss per share, basic and diluted	$(1.85)	$(4.83)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	66,290,592	21,037,540
Other comprehensive income (loss):
Unrealized loss on investments, net	(164)	(9)
Comprehensive loss	$(122,928)	$(101,669)

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	38,103,681	63,403	22,629,158	3	124	11	(13,742)	(13,604)
Issuance of Series B-1 convertible preferred stock for cash, net of $430 in issuance costs and preferred stock purchase right liability of $8,973	27,481,001	128,002	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock in connection with asset acquisition	4,000,000	30,000	—	—	—	—	—	—
Exercise of stock options	—	—	3,542,113	—	170	—	—	170
Vesting of early exercised stock options	—	—	—	—	322	—	—	322
Repurchases of early exercised stock options and restricted stock			(981,598)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	797	—	—	797
Net loss	—	—	—	—	—	—	(101,660)	(101,660)
Unrealized loss on investments, net	—	—	—	—	—	(9)	—	(9)
Balance at December 31, 2020	69,584,682	$221,405	25,189,673	$3	$1,413	$2	$(115,402)	$(113,984)
Issuance of Series B-2 convertible preferred stock for cash, net of $95 in issuance costs	15,931,772	119,393	—	—	—	—	—	—
Issuance of common stock in connection with asset acquisition	—	—	500,000	—	1,680	—	—	1,680
Issuance of common stock in connection with license agreement	—	—	944,945	—	5,488	—	—	5,488
Conversion of convertible preferred stock into common stock upon initial public offering	(85,516,454)	(340,798)	71,263,685	7	340,791	—	—	340,798
Issuance of common stock in initial public offering, net of $28,001 in discounts and offering costs	—	—	21,562,500	2	316,997	—	—	316,999
Issuance of common stock to Erasca Foundation	—	—	1,093,557	—	17,497	—	—	17,497
Disgorgement of stockholder's short-swing profits	—	—	—	—	553	—	—	553
Exercise of stock options	—	—	736,200	—	335	—	—	335
Vesting of early exercised stock options	—	—	—	—	692	—	—	692
Issuance of common stock under the Employee Stock Purchase Plan	—	—	91,987	—	1,067	—	—	1,067
Stock-based compensation expense	—	—	—	—	8,331	—	—	8,331
Net loss	—	—	—	—	—	—	(122,764)	(122,764)
Unrealized loss on investments, net	—	—	—	—	—	(164)	—	(164)
Balance at December 31, 2021	—	$—	121,382,547	$12	$694,844	$(162)	$(238,166)	$456,528

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(122,764)	$(101,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	540
Stock-based compensation expense	8,331	797
In-process research and development expenses	10,848	71,745
Issuance of common stock to Erasca Foundation	17,497	—
Amortization (accretion) on investments, net	108	(38)
Change in fair value of preferred stock purchase right liability	(1,615)	(7,358)
Gain on remeasurement of operating lease assets and liabilities	(539)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(6,711)	(930)
Accounts payable	1,344	(380)
Accrued expenses and other current liabilities	11,859	4,693
Operating lease assets and liabilities, net	1,213	(95)
Net cash used in operating activities	(79,600)	(32,686)

Cash flows from investing activities:
Purchases of investments	(105,815)	(99,202)
Maturities of investments	60,110	66,692
In-process research and development	(7,680)	(37,745)
Purchases of property and equipment	(11,205)	(947)
Net cash used in investing activities	(64,590)	(71,202)

Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of discounts and offering costs	316,999	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	119,393	136,975
Proceeds from the exercise of stock options, net of repurchases	1,385	3,018
Proceeds from the disgorgement of stockholder's short-swing profits	553	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,067	—
Net cash provided by financing activities	439,397	139,993

Net increase in cash, cash equivalents and restricted cash	295,207	36,105
Cash, cash equivalents and restricted cash at beginning of the period	65,688	29,583
Cash, cash equivalents and restricted cash at end of the period	$360,895	$65,688

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to Erasca Foundation	$17,497	$—
Issuance of common stock in connection with asset acquisition	$1,680	$—
Issuance of common stock in connection with license agreement	$5,488	$—
Issuance of Series B-2 convertible preferred stock in connection with asset acquisition	$—	$30,000
Amounts accrued for purchases of property and equipment	$3,807	$74
Amounts accrued for in-process research and development expenses	$—	$4,000
Conversion of preferred stock to common stock upon initial public offering	$340,798	$—
Vesting of early exercised options	$692	$322
Preferred stock purchase right liability	$—	$8,973

Supplemental disclosure of noncash operating activities:
Operating lease assets obtained in exchange for lease obligation	$17,498	$28
Tenant improvement allowance included in operating lease liabilities	$16,774	$—
Reduction in operating lease assets due to lease amendment	$1,271	$—

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for RAS/MAPK pathway-driven cancers. The Company has assembled a wholly-owned or controlled RAS/MAPK pathway-focused pipeline comprising 11 modality-agnostic programs aligned with its three therapeutic strategies of: (i) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (ii) targeting RAS directly; and (iii) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of December 31, 2021, the Company had $414.5 million in cash, cash equivalents, and short-term investments. As of December 31, 2021, the Company had an accumulated deficit of $238.2 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through December 31, 2021, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO).

As the Company continues its expansion, it expects to use its cash, cash equivalents, and short-term investments to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and short-term investments as of December 31, 2021 will be sufficient for the Company to fund operations for at least one year from the issuance date of these consolidated financial statements.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (US GAAP). Any reference in these notes to applicable guidance is meant to refer to US GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market funds, commercial paper, and corporate debt securities. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company had deposited cash of $408,000 and $312,000 as of December 31, 2021 and 2020, respectively, to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$360,487	$65,376
Restricted cash	408	312
Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$360,895	$65,688

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2021 and 2020.

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

Operating leases are included in operating lease assets and in operating lease liabilities in the accompanying consolidated balance sheets. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate (which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease). Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for borrowings with a similar term.

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

In-process research and development expense

The Company has acquired rights as part of asset acquisitions or in-licenses to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments, are immediately expensed as in-process research and development (IPR&D) in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under US GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is probable and estimable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

Patent costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. There were no deferred offering costs as of December 31, 2021 and 2020.

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

Stock-based compensation

The Company measures employee and nonemployee stock-based awards based on the fair value on the date of grant and records compensation expense on a straight-line basis over the requisite service period of the award. The Company records the expense for stock-based awards subject to performance-based milestone vesting over the implied service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive loss based upon the underlying employees' or nonemployees' roles within the Company. Forfeitures are accounted for as they occur.

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

Classification and accretion of convertible preferred stock

The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not redeemable, except in the event of a deemed liquidation. Because the occurrence of a deemed liquidation event was not probable, the carrying values of the convertible preferred stock were not being accreted to their redemption values. Subsequent adjustments to the carrying values of the convertible preferred stock would have been made only when a deemed liquidation event became probable.

Preferred stock purchase right liabilities

The Company had entered into convertible preferred stock financings where, in addition to the initial closing, investors agreed to buy, and the Company agreed to sell, additional shares of that convertible preferred stock at a fixed price in the event that certain conditions were met or agreed upon milestones were achieved. The Company evaluated this purchase right and assessed whether it met the definition of a freestanding instrument and, if so, determined the fair value of the purchase right liability and recorded it on the balance sheet with the remainder of the proceeds raised allocated to convertible preferred stock. The preferred stock purchase right liability was revalued at each reporting period with changes in the fair value of the liability recorded as change in fair value of preferred stock purchase right liability in the consolidated statements of operations and comprehensive loss. The preferred stock purchase right liability was revalued at settlement and the resultant fair value, if any, was then reclassified to convertible preferred stock at that time.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of December 31, 2021, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses and tax credits.

Comprehensive income (loss)

The Company reports all components of comprehensive income (loss), including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments. Other comprehensive income (loss) includes unrealized gains and losses on investments, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net loss per share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the convertible preferred stock (prior to the IPO), options to purchase common stock, shares purchasable under the ESPP and common stock subject to repurchase related to unvested restricted stock and options early exercised are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,

whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted. The Company plans to adopt ASU 2016-13, and related updates, effective January 1, 2022, and does not anticipate it will have a material impact on its consolidated financial statements and related disclosures upon adoption.

In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for the Company in its annual reporting period beginning after December 15, 2023, including interim periods within that reporting period, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company plans to adopt ASU 2020-06 effective January 1, 2022 and does not anticipate it will have a material impact on the Company's consolidated financial statements and related disclosures upon adoption.

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of December 31, 2021 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	December 31,	for identical	observable	inputs
	2021	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$351,625	$351,625	$—	$—
US treasury securities(2)	18,097	18,097	—	—
Corporate debt securities(2)	2,822	—	2,822	—
Commercial paper(2)	31,566	—	31,566	—
Supranational debt securities(2)	1,503	—	1,503	—
US treasury securities(3)	44,770	44,770	—	—
Total fair value of assets	$450,383	$414,492	$35,891	$—

(1)
Included as cash and cash equivalents on the consolidated balance sheets.
(2)
Included as short-term investments on the consolidated balance sheets.
(3)
Included as long-term investments on the consolidated balance sheets.

As of December 31, 2021, there were no financial liabilities measured at fair value on a recurring basis.

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

Cash equivalents consist of money market funds and commercial paper, and short-term investments consist of US treasury securities, corporate debt securities, commercial paper and supranational debt securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

Preferred stock purchase right liability

As of December 31, 2020, the quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock purchase right liability included the fair value per share of the underlying Series B-1 Preferred Stock, the expected term of the purchase right liability, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock purchase right liability was the fair value of the Company’s convertible preferred stock as of each measurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. The Company lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected preferred stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the purchase right liability. The risk-free interest rate was determined by reference to the US Treasury yield curve for time periods approximately equal to the expected term of the purchase right liability. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company never paid or declared dividends. The change in fair value of the purchase right liability was a gain of $7.4 million for the year ended December 31, 2020, included in other income (expense) within the consolidated statements of operations and comprehensive loss. Upon the issuance of the shares of the Company’s Series B-2 convertible preferred stock in January 2021, the purchase right liability was revalued with the gain of $1.6 million recorded in change in fair value of the purchase right liability for the year ended December 31, 2021 within the consolidated statements of operations and comprehensive loss. Significant changes in the assumptions could have a material impact on the value of the preferred stock purchase right liability.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the preferred stock purchase right liability at settlement date and December 31, 2020 were as follows:

	January 20, 2021(1)	December 31, 2020
Fair value of underlying preferred stock	$6.11	$6.11
Risk-free interest rate	0.07%	0.08%
Expected volatility	74.4%	71.8%
Expected term (in years)	0.00	0.08
Expected dividend yield	—%	—%

(1)
The date the purchase right liability was settled.

Note 4. Investments

The following tables summarize the Company’s investments accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2021
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	losses	gains	fair value
US treasury securities	1 or less	$18,116	$(19)	$—	18,097
Corporate debt securities	1 or less	2,824	(2)	—	2,822
Commercial paper	1 or less	31,566	—	—	31,566
Supranational debt securities	1 or less	1,503	—	—	1,503
US treasury securities	1-2	44,911	(141)		44,770
Total		$98,920	$(162)	$—	$98,758

	December 31, 2020
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	losses	gains	fair value
US treasury securities	1 or less	$38,489	$—	$3	$38,492
Corporate debt securities	1 or less	3,794	(1)	—	3,793
Commercial paper	1 or less	11,040	—	—	11,040
Total		$53,323	$(1)	$3	$53,325

As of December 31, 2021, there were 19 available-for-sale securities with an estimated fair value of $68.0 million in gross unrealized loss positions. As of December 31, 2020, there were six available-for-sale securities with an estimated fair value of $15.8 million in gross unrealized loss positions. None had been in such position for greater than 12 months. Based on the Company’s review of its investments, the Company believes that the unrealized losses were not other-than-temporary as of December 31, 2021 and 2020.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Construction in process	$11,228	$—
Laboratory equipment	2,488	1,380
Furniture and fixtures	2,455	165
Leasehold improvements	795	795
Computer equipment	567	278
Software	87	70
Office equipment	61	61
Property and equipment	17,681	2,749
Less accumulated depreciation and amortization	(1,727)	(902)
Property and equipment, net	$15,954	$1,847

Depreciation and amortization expense related to property and equipment was $829,000 and $540,000 for the years ended December 31, 2021 and 2020, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued research and development expenses	$9,122	$6,649
Accrued compensation	7,275	2,416
Unvested early exercised stock option liability	2,884	2,526
Accrued construction in process	1,272	—
Accrued professional services	383	194
Other accruals	483	140
Total	$21,419	$11,925

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

Under the Asana Merger Agreement, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of $30.0 million. In connection with the Company’s IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. The Company recorded IPR&D expense of $0 and $50.0 million during the years ended December 31, 2021 and 2020 in connection with the asset acquisition. As of December 31, 2021 and 2020, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Upon the Company’s payment to Asana of all merger consideration, including upfront cash and equity payments, the equity payment related to the proof-of-concept development milestone, and all other development milestone payments, with the exception of a specific milestone that does not need to be achieved at such time and will remain subject to payment in the event that such milestone is achieved at a later time, all licensed rights will become fully paid-up, perpetual, and irrevocable. The Asana License Agreement may be terminated by either Asana or the Company in the event of an uncured material breach by the other party. Asana also has the right to terminate the Asana License Agreement if the Company fails to engage in material activities in support of clinical development and commercialization of ERAS-007 for a period of 12 consecutive months, excluding reasons outside of its reasonable control and subject to certain limitations. However, Asana’s right to terminate the Asana License Agreement for any reason ends once the Company has paid to Asana all merger consideration, or if Asana’s equity interest in the Company is publicly traded and exceeds a certain threshold value. The Company may terminate the Asana License Agreement at any time upon the provision of prior written notice to Asana.

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, the Company made an upfront payment of $2.0 million and issued ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of $1.7 million. Under the ELS Purchase Agreement, ELS is committed to performing certain studies on the applicable antibodies to assist in development activities, the costs of which shall be mutually agreed upon and for which the Company will be responsible. The Company recorded IPR&D expense of $3.7 million and $0 during the years ended December 31, 2021 and 2020 in connection with the asset acquisition.

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

Under the NiKang Agreement, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in April 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. As of December 31, 2021 and 2020, the Company had accrued $0 and $4.0 million related to a development milestone, respectively. The Company recorded IPR&D expense of $0 and $16.0 million during the years ended December 31, 2021 and 2020, respectively, related to the upfront and milestone payments.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. The Company recorded IPR&D expense of $0 and $5.7 million in connection with the upfront payment during the years ended December 31, 2021 and 2020, respectively.

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

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. The Company recorded IPR&D expense of $0 and $75,000 for the years ended December 31, 2021 and 2020.

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

Additionally, the Company is obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees the Company receives from any sublicense that the Company grants, depending on the stage of development of a licensed product when such sublicense is granted. Prior to the execution of the amendment, the Company was obligated to make a cash payment to the Regents in the event of the Company’s initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon the Company’s achievement of a Corporate Milestone was reduced and the Company agreed to issue the Regents 944,945 shares of the Company’s common stock, which issuance was not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, the Company made a cash payment to the Regents in the amount of $1.7 million. The Company recorded IPR&D expense of $7.2 million during the year ended December 31, 2021 related to the issuance of these 944,945 common stock shares and the Corporate Milestone cash payment. No IPR&D expense was recorded during the year ended December 31, 2020.

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

Note 9. Stockholders’ equity (deficit)

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

In April 2020, the Company entered into a Series B convertible preferred stock purchase agreement (the Series B Agreement) under which it issued 27,481,001 shares of its Series B-1 convertible preferred stock at various closing dates in 2020, for cash, at a price of $5.00 per share, for net proceeds of $137.0 million (the Series B-1 Closing). The Series B Agreement contained provisions that potentially obligated the Company to issue 13,175,191 shares of Series B-2 convertible preferred stock at $7.50 per share in an additional closing to certain Series B-1 Closing purchasers, upon the achievement of certain milestones as defined in the Series B Agreement, which purchase right would terminate on September 30, 2022 or at certain specified events, including an initial public offering of the Company, if any (the Series B-2 Closing). In the event that a Series B-1 Closing purchaser failed to purchase all of its required shares in the subsequent Series B-2 Closing, each of the Series B-1 convertible preferred shares held by such purchaser would automatically be converted into one-tenth of a share of the Company’s common stock.

The Company determined its obligation to issue additional shares of its Series B-2 convertible preferred stock in the Series B-1 Closing represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability for the Series B-2 Closing was recorded at fair value and was remeasured at each reporting period. As of the Series B-1 Closing, the estimated fair value of the preferred stock purchase right liability was $9.0 million. The Company recorded any changes in the fair value of the Series B-2 convertible preferred stock purchase right liability as changes in the fair value of convertible preferred stock purchase right liability in the accompanying consolidated statements of operations and comprehensive loss, and recorded a gain of $7.4 million for the year ended December 31, 2020. To satisfy its obligation, in January 2021, the Company sold 13,175,191 shares of its Series B-2 convertible preferred stock and an additional 2,756,581 shares of its Series B-2 convertible preferred stock at a price of $7.50 per share and received aggregate net proceeds of $119.4 million.

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

Upon the closing of the IPO in July 2021, all shares of convertible preferred stock then outstanding converted into 71,263,685 shares of common stock. There were no shares of convertible preferred stock outstanding as of December 31, 2021.

Convertible preferred stock rights and preferences

The rights and preferences for convertible preferred stock are detailed in the Company’s final prospectus (the Prospectus) filed with the Securities and Exchange Commission (the SEC) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Securities Act), on July 16, 2021.

Common stock

The Company had 800,000,000 and 147,027,681 shares of its common stock authorized as of December 31, 2021 and 2020, respectively. The Company had 121,382,547 and 25,189,673 shares of its common stock issued and 119,102,505 and 21,923,173 shares of common stock outstanding as of December 31, 2021 and 2020, respectively.

Shares of common stock subject to repurchase

During 2018, the Company issued 1,458,332 shares of restricted stock for cash at a price of $0.0001 per share. The restricted stock vests 25% one year from the vesting commencement date and monthly thereafter over a three-year period and is subject to repurchase by the Company in the event of any voluntary or involuntary termination of services to the Company prior to vesting. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As of December 31, 2021 and 2020, 212,674 shares and 577,259 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial for all periods presented. For the years ended December 31, 2021 and 2020, 364,585 and 364,582 shares vested, respectively.

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be increased annually on the first day of each fiscal year during the term of the 2021 Plan, beginning with the 2022 fiscal year, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors. As of December 31, 2021, there were 14,699,430 stock-based awards available for future grant under the 2021 Plan.

Subsequent to July 2021, no further awards will be granted under the 2018 Plan and all future stock-based awards will be granted under the 2021 Plan. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2021 Plan.

Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option shall be determined by the Company’s Board of Directors based on the estimated fair value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term that exceeds five years. Early exercise is permitted for certain grants under the 2018 Plan.

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2020	6,541,422	$0.98	9.23	$15,571
Granted	8,320,187	5.93
Exercised	(736,200)	1.88
Canceled	(307,197)	2.97
Outstanding at December 31, 2021	13,818,212	$3.87	8.82	$163,264
Options exercisable at December 31, 2021	3,161,831	$1.63	8.29	$44,119

The weighted-average grant date fair value of options granted for the years ended December 31, 2021 and 2020 was $4.16 and $0.82, respectively. As of December 31, 2021, the unrecognized compensation cost related to unvested stock option grants was $32.1 million and is expected to be recognized as expense over approximately 2.91 years. The intrinsic value of the options exercised for the years ended December 31, 2021 and 2020 was $3.1 million and $141,000, respectively.

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2021 and 2020, there were 1,854,427 shares and 2,131,510 shares subject to repurchase by the Company, respectively. As of December 31, 2021 and 2020, the Company recorded $2.9 million and $2.5 million of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

In January 2019, the Company granted 250,000 options that vest based on a performance milestone. For the year ended December 31, 2021, the Company recognized $115,000 of stock-based compensation associated with the performance-based options as the performance milestone was determined to be probable as of March 31, 2021. As of December 31, 2020, the milestone for the performance-based options was not probable of achievement, and therefore, no compensation expense for performance-based options had been recognized.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.59%-1.34%	0.37%-1.22%
Expected volatility	81.93%-85.35%	74.72%-77.81%
Expected term (in years)	6.08	6.02-6.25
Expected dividend yield	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. The Company recognized $688,000 of stock-based compensation expense related to the ESPP during the year ended December 31, 2021. As of December 31, 2021, the unrecognized compensation cost related to the ESPP was $3.7 million and is expected to be recognized as expense over approximately 1.28 years. As of December 31, 2021, $102,000 has been withheld on behalf of employees for future purchase under the ESPP and is included in accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2021, 91,987 shares have been issued under the ESPP.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

Year Ended December 31,
	2021	2020(1)
Risk-free interest rate	0.05%-0.64%	--%
Expected volatility	70.99%-91.69%	--%
Expected term (in years)	0.39-2.00	--
Expected dividend yield	--%	--%

(1)
The ESPP was not in effect until 2021.

Restricted stock

The Company granted 1,795,827 shares of its restricted stock in 2018, which vest 25% one year from the vesting commencement date and monthly thereafter over a three-year period. The weighted-average grant date fair value of restricted stock granted in 2018 was $0. No shares of restricted stock were granted during the years ended December 31, 2021 and 2020. The restricted stock shares are subject to forfeiture upon the stockholders’ termination of employment or service to the Company. Any shares subject to forfeiture are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2021 and 2020, 212,941 shares and 557,731 shares of common stock, respectively, were subject to forfeiture.

The summary of the Company’s restricted stock activity during the year ended December 31, 2021 is as follows:

	Number of	Weighted-
	restricted	average
	stock shares	grant date
	outstanding	fair Value
Nonvested at December 31, 2020	557,731	$0.001
Vested	(344,790)	0.001
Nonvested at December 31, 2021	212,941	$0.001

At December 31, 2021, the total unrecognized compensation related to unvested restricted stock awards granted was $0.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$4,957	$348
General and administrative	3,374	449
Total	$8,331	$797

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Conversion of preferred stock outstanding	—	57,987,216
Conversion of preferred stock in future issuance (B-2)	—	10,979,319
Stock options issued and outstanding	13,818,212	6,541,422
Awards available for future grant	14,699,430	2,314,746
Shares available for purchase under the ESPP	1,168,013	—
Total	29,685,655	77,822,703

Note 11. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Operating lease cost was approximately $2.8 million and $1.3 million, including variable lease costs of $429,000 and $355,000, and short-term lease costs of $119,000 and $96,000 during the years ended December 31, 2021 and 2020, respectively. The Company paid $1.1 million and $989,000 in cash for operating leases that were included in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2021 and 2020, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 9.86 years and 6.9% at December 31, 2021, respectively. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 3.16 years and 7.8% at December 31, 2020, respectively. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In 2018, the Company entered into a lease agreement for approximately 11,000 square feet of office space in San Diego, California which was subsequently amended resulting in a total of 16,153 square feet of office space leased (the 2018 Lease). The amended space is accounted for as a separate lease. The 2018 Lease was again modified in November 2021 to amend the termination date from May 2024 to April 2022. The Company remeasured the associated lease liability using the incremental borrowing rate at the date of the amendment selected on the basis of the remaining lease term and remaining lease payments and adjusted the operating lease asset accordingly, resulting in a $539,000 gain on remeasurement, which was recorded as other income (expense), net in the consolidated statements of operations and comprehensive loss. The 2018 Lease includes an option to holdover the lease month-to-month following the termination date and the Company plans to exercise this holdover option until it moves into its new corporate headquarters, which is anticipated to occur in the second quarter of 2022. The Company’s lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. The Company is responsible for operating expenses over base operating expenses as defined in the original lease agreement.

In September 2020, the Company entered into a lease agreement for 59,407 square feet of laboratory and office space in San Diego, California (the 2020 Lease), which represented a portion of a new facility that was under construction. The construction and design of the asset was the primary responsibility of the lessor. The Company is involved in certain aspects of construction and design for certain interior features and leasehold improvements that will be beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. The lease has an initial term of 10.5 years and includes aggregate monthly payments to the lessor of approximately $39.5 million beginning in January 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $13.4 million. The lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $1.9 million. As discussed in Note 2, the Company provided a letter of credit to the lessor for $312,000, which expires October 31, 2031.

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

In December 2021, the Company entered into a lease agreement for 29,542 square feet of office and laboratory space in South San Francisco, California (the 2021 Lease). The lease will be accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement which is expected to be in July 2022. The lease has an initial term of 124 months with an option to extend the term by 5 years and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause, and a tenant improvement allowance of approximately $8.2 million. The Company paid a security deposit of $874,000 in December 2021 which was recorded as other assets in the consolidated balance sheets.

Future minimum lease payments under the operating leases with initial lease terms in excess of one year (excluding the 2021 Lease) as of December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	287
2023	5,026
2024	5,177
2025	5,333
2026	5,493
Thereafter	30,568
Total lease payments	$51,884
Less: Amount representing interest	(16,319)
Less: Tenant improvement allowance receivable	(16,774)
Operating lease liabilities	$18,791

Note 12. Commitments and contingencies

As of December 31, 2021 and 2020, there was no litigation against the Company.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the years ended December 31, 2021 and 2020.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$37,874	$11,341
Intangible assets	7,464	5,231
Research and development credits	4,037	657
Operating lease liabilities	4,689	745
Contribution of common stock	4,366	—
Other, net	2,686	646
Total deferred tax assets	61,116	18,620
Deferred tax liabilities:
Property and equipment	(420)	(293)
Operating lease assets	(4,330)	(555)
Total deferred tax liabilities	(4,750)	(848)
Valuation allowance	(56,366)	(17,772)
Net deferred tax assets	$—	$—

During the year ended December 31, 2021, the Company identified an overstatement of the Company’s disclosed deferred tax assets and corresponding valuation allowance as of December 31, 2020 relating to the intangible assets arising from the Asana Merger Agreement in November 2020. The merger was a tax-free merger; therefore, the intangible assets should have had a $0 tax basis rather than the previously disclosed $12.4 million of related deferred taxes. There was no impact of this error on the consolidated balance sheets, statements of operations and comprehensive loss or cash flows as of and for the year ended December 31, 2020.

Management concluded that the error was not material to any prior period consolidated financial statements and has therefore corrected the disclosure as an immaterial correction by revising the deferred tax disclosure as of December 31, 2020 and the tax rate reconciliation for the year ended December 31, 2020.

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $56.4 million as of December 31, 2021, as it does not believe it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by $38.6 million during the year ended December 31, 2021.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1	1.3
Change in valuation allowance	(31.4)	(13.5)
Fair value of purchase right liability	0.3	1.5
In-process research and development	—	(10.3)
Other permanent differences	(0.7)	(0.1)
Research and development credits	2.9	—
State net operating loss	2.4	—
Other	(0.6)	0.1
Effective income tax rate	—%	—%

At December 31, 2021, the Company had federal, California and other state net operating loss (NOL) carryforwards of $135.0 million, $133.6 million and $3.1 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, the California NOL carryforwards begin to expire in 2038 and the other state NOL carryforwards begin to expire in 2035.

At December 31, 2021, the Company also had federal, California and Massachusetts research tax credit carryforwards of approximately $3.1 million, $2.3 million and $184,000, respectively. The federal research tax credit carryforwards begin to expire in 2038, the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized and the Massachusetts research tax credit carryforwards begin to expire in 2036.

At December 31, 2021, the Company also had federal and California charitable contribution carryforwards of $17.5 million. The charitable contribution carryforwards begin to expire in 2024.

The above NOL carryforward and the research tax credit carryforwards are subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), and similar state provisions due to ownership change limitations that have occurred which will limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the United States will not impact the Company’s effective tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of net operating losses, the CARES Act did not have a material impact on the Company’s income tax provision for the years ended December 31, 2021 and 2020.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2021 and 2020, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2021	2020
Balance at the beginning of the year	$191	$—
Increase (decrease) related to prior year positions	156	—
Increase related to current year positions	835	191
Balance at the end of the year	$1,182	$191

Included in the balance of unrecognized tax benefits as of December 31, 2021 is $1.1 million that, if recognized, would reduce the Company’s annual effective tax rate, subject to valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company has filed income tax returns in the United States, California and Massachusetts. The Company is not currently under examination in any of these jurisdictions, and all of the Company’s tax years remain effectively open in all jurisdictions to examination due to net operating loss carryforwards. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2021 and 2020, the Company has not recognized any interest or penalties related to income taxes.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Net loss	$(122,764)	$(101,660)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	66,290,592	21,037,540
Net loss per share, basic and diluted	$(1.85)	$(4.83)

The Company’s potentially dilutive securities, which include its convertible preferred stock prior to the IPO, options to purchase common stock, shares purchasable under the ESPP and common stock subject to repurchase related to unvested restricted stock and options early exercised, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Convertible preferred stock issued	—	54,653,883
Conversion of convertible preferred stock in future issuance (B-2)	—	10,979,319
Options to purchase common stock	13,818,212	6,666,515
Restricted stock subject to future vesting	425,615	1,503,303
Options early exercised subject to future vesting	1,854,427	2,686,456
Estimated shares purchasable under the ESPP	384,526	—
Total potentially dilutive shares	16,482,780	76,489,476

Note 15. Retirement plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the US Internal Revenue Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. Beginning in 2021, the Company provides a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2021 and 2020, the Company incurred $533,000 and $0 in expenses related to the safe harbor contribution, respectively.

Note 16. COVID-19 pandemic

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. During the years ended December 31, 2021 and 2020, the Company has not experienced significant impact from the pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Note 17. Related party transactions

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. In July 2021, the Company issued 1,093,557 shares of its common stock to the Erasca Foundation as a contribution and recorded $17.5 million as a contribution of common stock to the Erasca Foundation in the consolidated statements of operations and comprehensive loss. In December 2021, the Company loaned the Erasca Foundation $100,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. As of December 31, 2021, $100,000 is recorded as a receivable in prepaid expenses and other current assets in the consolidated balance sheet.

Disgorgement of stockholder's short-swing profits

In August 2021, the Company received $553,000 related to the recovery of short-swing profits from a private investment fund affiliated with one of its board members, a related party, under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution from a stockholder with an increase to additional paid-in-capital in its consolidated balance sheet and as cash provided by financing activities in its consolidated statement of cash flows.

Note 18. Subsequent events

In March 2022, Erasca Ventures invested $2.0 million in Affini-T Therapeutics, Inc.'s (Affini-T) preferred stock financing, which will be used to develop Affini-T’s potential best-in-class T-cell receptor (TCR) cell therapies targeting multiple oncogenic driver mutations, including KRAS G12V and KRAS G12D.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
4.3	Description of Securities				X
10.1#	Erasca, Inc. 2021 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	7/12/2021	10.2
10.2#	Erasca, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/12/2021	10.3
10.3#	Erasca, Inc. Severance and Change in Control Severance Plan and Summary Plan Description	S-1/A	7/12/2021	10.4
10.4#	Non-Employee Director Compensation Program	S-1/A	7/12/2021	10.5
10.5#	Employment Letter Agreement, dated August 18, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.9
10.6#	Scientific Advisory Board Agreement, dated August 15, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.10
10.7#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Jonathan E. Lim, M.D. and the Registrant	S-1/A	7/12/2021	10.13
10.8#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between David M. Chacko, M.D. and the Registrant	S-1/A	7/12/2021	10.14
10.9#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Wei Lin, M.D. and the Registrant	S-1/A	7/12/2021	10.15
10.10#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Ebun S. Garner and the Registrant	S-1/A	7/12/2021	10.16
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/12/2021	10.17
10.12†	Lease Agreement, dated September 29, 2020 by and between ARE-SD Region No. 23, LLC and the Registrant, as amended	S-1	6/25/2021	10.18
10.13†	Lease, dated July 27, 2018, by and between BMR-Road to the Cure LP and the Registrant, as amended				X
10.14†	Exclusive License Agreement, dated December 21, 2018, by and between The Regents of the University of California and the Registrant, as amended	S-1	6/25/2021	10.20
10.15†	License Agreement, dated February 18, 2020, by and between NiKang Therapeutics, Inc. and the Registrant	S-1	6/25/2021	10.21
10.16†	Exclusive License Agreement, dated March 12, 2020, by and between Katmai Pharmaceuticals, Inc. and the Registrant				X
10.17†	License Agreement, dated April 16, 2020, by and between LifeArc and the Registrant	S-1	6/25/2021	10.23

10.18†	Agreement and Plan of Merger, dated November 23, 2020, by and among the Registrant and its wholly-owned subsidiaries, ASN Product Development, Inc. and Asana BioSciences, LLC	S-1	6/25/2021	10.24
10.19†	Amended and Restated License Agreement, dated November 23, 2020, by and among the Registrant’s wholly-owned subsidiaries, ASN Product Development, Inc. and Asana BioSciences, LLC	S-1	6/25/2021	10.25
23.1	Consent of KPMG LLP, independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted for confidentiality purposes.

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Erasca, Inc.

Date: March 24, 2022	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan E. Lim	Chairman, Chief Executive Officer and Co-Founder	March 24, 2022
Jonathan E. Lim, M.D.	(Principal Executive Officer)

/s/ David M. Chacko	Chief Financial Officer	March 24, 2022
David M. Chacko, M.D.	(Principal Financial and Accounting Officer)

/s/ James A. Bristol	Director	March 24, 2022
James A. Bristol, Ph.D.

/s/ Alexander W. Casdin	Director	March 24, 2022
Alexander W. Casdin

/s/ Bihua Chen	Director	March 24, 2022
Bihua Chen

/s/ Julie Hambleton	Director	March 24, 2022
Julie Hambleton, M.D.

/s/ Valerie Harding-Start	Director	March 24, 2022
Valerie Harding-Start, Ph.D.

/s/ Pratik S. Multani	Director	March 24, 2022
Pratik S. Multani, M.D.

/s/ Michael D. Varney	Director and Chair of Research and Development	March 24, 2022
Michael D. Varney, Ph.D.