Form 10-Q
period 2022-06-30
Erasca, Inc.
filed 2022-08-11
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 122,147,003 shares of common stock outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	38
Signatures		39

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$298,007	$360,487
Short-term marketable securities	73,469	53,988
Prepaid expenses and other current assets	9,945	5,542
Total current assets	381,421	420,017
Long-term marketable securities	19,313	44,770
Property and equipment, net	24,191	15,954
Operating lease assets	14,778	17,356
Restricted cash	408	408
Other assets	4,712	2,910
Total assets	$444,823	$501,415
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,291	$4,677
Accrued expenses and other current liabilities	19,827	21,419
Operating lease liabilities	201	285
Total current liabilities	22,319	26,381
Operating lease liabilities, net of current portion	27,437	18,506
Total liabilities	49,756	44,887
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 122,063,473 and 121,382,547 shares issued at June 30, 2022 and December 31, 2021, respectively; 120,545,318 and 119,102,505 shares outstanding at June 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	706,510	694,844
Accumulated other comprehensive loss	(1,223)	(162)
Accumulated deficit	(310,232)	(238,166)
Total stockholders' equity	395,067	456,528
Total liabilities and stockholders' equity	$444,823	$501,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$27,488	$17,598	$54,917	$29,843
In-process research and development	—	5,488	2,000	9,168
General and administrative	8,417	5,098	15,493	8,780
Total operating expenses	35,905	28,184	72,410	47,791
Loss from operations	(35,905)	(28,184)	(72,410)	(47,791)
Other income (expense)
Interest income	388	31	502	61
Other expense	(91)	(61)	(158)	(116)
Change in fair value of preferred stock purchase right liability	—	—	—	1,615
Total other income (expense), net	297	(30)	344	1,560
Net loss	$(35,608)	$(28,214)	$(72,066)	$(46,231)
Net loss per share, basic and diluted	$(0.30)	$(1.20)	$(0.60)	$(2.02)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	120,193,973	23,546,390	119,844,633	22,893,533
Other comprehensive income (loss):
Unrealized loss on marketable securities, net	(272)	(2)	(1,061)	(3)
Comprehensive loss	$(35,880)	$(28,216)	$(73,127)	$(46,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2021	—	$—	121,382,547	$12	$694,844	$(162)	$(238,166)	$456,528
Exercise of stock options	—	—	357,244	—	460	—	—	460
Vesting of early exercised stock options	—	—	—	—	479	—	—	479
Repurchases of early exercised stock options and restricted stock	—	—	(6,945)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,442	—	—	4,442
Net loss	—	—	—	—	—	—	(36,458)	(36,458)
Unrealized loss on marketable securities, net	—	—	—	—	—	(789)	—	(789)
Balance at March 31, 2022	—	$—	121,732,846	$12	$700,225	$(951)	$(274,624)	$424,662
Exercise of stock options	—	—	179,985	—	375	—	—	375
Issuance of common stock under the Employee Stock Purchase Plan	—	—	150,642	—	617	—	—	617
Vesting of early exercised stock options	—	—	—	—	238	—	—	238
Stock-based compensation expense	—	—	—	—	5,055	—	—	5,055
Net loss	—	—	—	—	—	—	(35,608)	(35,608)
Unrealized loss on marketable securities, net	—	—	—	—	—	(272)	—	(272)
Balance at June 30, 2022	—	$—	122,063,473	$12	$706,510	$(1,223)	$(310,232)	$395,067

Erasca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit

Balance at December 31, 2020	69,584,682	$221,405	25,189,673	$3	$1,413	$2	$(115,402)	$(113,984)
Issuance of Series B-2 convertible preferred stock for cash, net of $95 in issuance costs	15,931,772	119,393	—	—	—	—	—	—
Issuance of common stock in connection with asset acquisition	—	—	500,000	—	1,680	—	—	1,680
Exercise of stock options	—	—	439,610	—	94	—	—	94
Vesting of early exercised stock options	—	—	—	—	174	—	—	174
Stock-based compensation expense	—	—	—	—	795	—	—	795
Net loss	—	—	—	—	—	—	(18,017)	(18,017)
Unrealized loss on marketable securities, net	—	—	—	—	—	(1)	—	(1)
Balance at March 31, 2021	85,516,454	$340,798	26,129,283	$3	$4,156	$1	$(133,419)	$(129,259)
Issuance of common stock in connection with license agreement	—	—	944,945	—	5,488	—	—	5,488
Exercise of stock options	—	—	225,895	—	180	—	—	180
Vesting of early exercised stock options	—	—	—	—	174	—	—	174
Stock-based compensation expense	—	—	—	—	1,636	—	—	1,636
Net loss	—	—	—	—	—	—	(28,214)	(28,214)
Unrealized loss on marketable securities, net	—	—	—	—	—	(2)	—	(2)
Balance at June 30, 2021	85,516,454	$340,798	27,300,123	$3	$11,634	$(1)	$(161,633)	$(149,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(72,066)	$(46,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937	318
Stock-based compensation expense	9,497	2,431
In-process research and development expenses	2,000	9,168
Amortization on marketable securities, net	5	46
Change in fair value of preferred stock purchase right liability	—	(1,615)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(4,571)	(3,498)
Accounts payable	14	580
Accrued expenses and other current liabilities	(646)	4,984
Operating lease assets and liabilities, net	11,883	(82)
Net cash used in operating activities	(52,947)	(33,899)

Cash flows from investing activities:
Purchases of marketable securities	(22,290)	(31,911)
Maturities of marketable securities	27,200	42,910
In-process research and development	(2,000)	(6,000)
Payment made for investment in equity securities	(2,000)	—
Purchases of property and equipment	(11,895)	(701)
Net cash (used in) provided by investing activities	(10,985)	4,298

Cash flows from financing activities:
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	119,393
Proceeds from the exercise of stock options, net of repurchases	835	1,324
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	617	—
Net cash provided by financing activities	1,452	120,717

Net (decrease) increase in cash, cash equivalents and restricted cash	(62,480)	91,116
Cash, cash equivalents and restricted cash at beginning of the period	360,895	65,688
Cash, cash equivalents and restricted cash at end of the period	$298,415	$156,804

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with asset acquisition	$—	$1,680
Issuance of common stock in connection with license agreement	$—	$5,488
Amounts accrued for purchases of property and equipment	$1,178	$101
Vesting of early exercised options	$717	$348
Amounts accrued for deferred offering costs	$—	$1,930

Supplemental disclosure of noncash operating activities:
Operating lease assets obtained in exchange for lease obligation	$916	$—
Tenant improvement allowance included in operating lease liabilities	$6,483	$—
Reduction in operating lease assets due to lease amendment	$3,361	$—

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of June 30, 2022, the Company had $371.5 million in cash, cash equivalents, and short-term marketable securities, and $19.3 million in long-term marketable securities. As of June 30, 2022, the Company had an accumulated deficit of $310.2 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through June 30, 2022, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO).

As the Company continues its expansion, it expects to use its cash, cash equivalents, and short-term marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and short-term marketable securities as of June 30, 2022 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of June 30, 2022 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

The Company had deposited cash of $408,000 as of June 30, 2022 and December 31, 2021 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$298,007	$156,396
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$298,415	$156,804

Marketable securities and investments

The Company classifies all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its marketable securities at the time of purchase. Marketable securities with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as short-term marketable securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The Company regularly reviews all of its marketable securities for declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity of the unrealized loss(es), whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If the decline in fair value is due to credit-related factors, a loss is recognized in net income; whereas, if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of June 30, 2022 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	June 30,	for identical	observable	inputs
	2022	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$292,924	$292,924	$—	$—
US treasury securities(2)	45,972	45,972	—	—
Commercial paper(2)	23,422	—	23,422	—
Corporate debt securities(2)	2,639	—	2,639	—
Yankee debt security(2)	799	—	799	—
Supranational debt security(2)	637	—	637	—
US treasury securities(3)	19,313	19,313	—	—
Total fair value of assets	$385,706	$358,209	$27,497	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of June 30, 2022, the Company has recorded a $2.0 million equity investment in Affini-T Therapeutics, Inc. (Affini-T) at cost, subject to impairment in accordance with ASC 321, Investments—Equity Securities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds, short-term marketable securities consist of US treasury securities, corporate debt securities, commercial paper, Yankee debt securities and supranational debt securities, and long-term marketable securities consist of US treasury securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	June 30, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$46,566	$—	$(594)	45,972
Commercial paper	1 or less	23,422	—	—	23,422
Corporate debt securities	1 or less	2,654	—	(15)	2,639
Yankee debt security	1 or less	801	—	(2)	799
Supranational debt security	1 or less	639	—	(2)	637
US treasury securities	1-2	19,923	—	(610)	19,313
Total		$94,005	$—	$(1,223)	$92,782

	December 31, 2021
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$18,116	$—	$(19)	$18,097
Corporate debt securities	1 or less	2,824	—	(2)	2,822
Commercial paper	1 or less	31,566	—	—	31,566
Supranational debt securities	1 or less	1,503	—	—	1,503
US treasury securities	1-2	44,911	—	(141)	44,770
Total		$98,920	$—	$(162)	$98,758

As of June 30, 2022, there were 25 available-for-sale securities with an estimated fair value of $70.2 million that were in gross unrealized loss positions. None had been in such position for greater than 12 months. As of December 31, 2021, there were 19 available-for-sale securities with an estimated fair value of $68.0 million in gross unrealized loss positions.

As of June 30, 2022 and December 31, 2021, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and interest rate increases. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Construction in process	$440	$11,228
Laboratory equipment	3,090	2,488
Furniture and fixtures	3,868	2,455
Leasehold improvements	17,710	795
Computer equipment and software	879	715
Property and equipment	25,987	17,681
Less accumulated depreciation and amortization	(1,796)	(1,727)
Property and equipment, net	$24,191	$15,954

Depreciation and amortization expense related to property and equipment was $534,000 and $937,000 for the three and six months ended June 30, 2022, respectively, and $169,000 and $318,000 for the three and six months ended June 30, 2021, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$10,760	$9,122
Accrued compensation	5,161	7,275
Unvested early exercised stock option liability	2,167	2,884
Accrued property and equipment	1,113	1,272
Accrued professional services	463	383
Other accruals	163	483
Total	$19,827	$21,419

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

Under the Asana Merger Agreement, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of $30.0 million. In connection with the Company’s IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. The Company recorded IPR&D expense of $50.0 million during the year ended December 31, 2020 in connection with the asset acquisition. No IPR&D expense was recorded during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, the Company made an upfront payment of $2.0 million and issued to ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of $1.7 million. Under the ELS Purchase Agreement, ELS was committed to performing certain studies on the applicable antibodies to assist in development activities, the costs of which were mutually agreed upon and for which the Company was responsible. No IPR&D expense was recorded during the three and six months ended June 30, 2022. The Company recorded IPR&D expense of $0 and $3.7 million during the three and six months ended June 30, 2021, respectively, in connection with the asset acquisition.

Pursuant to the ELS Purchase Agreement, at any time between 12 months and 36 months after the effective date of the ELS Purchase Agreement, if the Company reasonably determines that none of the Antibodies should be taken into human clinical trials due to safety, efficacy or chemistry, manufacturing and controls (CMC) issues, then the Company has the option to select another antibody developed and solely owned by ELS that is not the subject of a license, collaboration, or option to a third party (the Option). If the Company elects to exercise the Option, then ELS will provide to the Company a list of all available antibodies that meet the aforementioned requirements, and the Company has the right to select one antibody from the list. Upon the Company’s selection of an antibody, ELS will assign to the Company all rights, title and interest to such antibody (including patent and other intellectual property rights) subject to any pre-existing obligations or restrictions. In the event that the Company wishes to have ELS conduct any studies on such optioned antibody, then after mutual agreement as to the scope of the studies, the Company will be responsible for the cost for such studies.

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

Under the NiKang Agreement, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in April 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the three and six months ended June 30, 2022 and 2021.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $24.0 million and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. The Company recorded IPR&D expense of $0 and $2.0 million in connection with a development milestone payment made during the three and six months ended June 30, 2022, respectively. No IPR&D expense was recorded during the three and six months ended June 30, 2021.

LifeArc

In April 2020, the Company entered into a license agreement with LifeArc (the LifeArc Agreement) under which the Company was granted an exclusive, worldwide license to certain materials, know-how, and intellectual property rights owned or controlled by LifeArc to develop, manufacture, use, and commercialize certain ULK inhibitors for all applications.

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three and six months ended June 30, 2022 and 2021.

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

Additionally, the Company is obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees the Company receives from any sublicense that the Company grants, depending on the stage of development of a licensed product when such sublicense is granted. Prior to the execution of the amendment, the Company was obligated to make a cash payment to the Regents in the event of the Company’s initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon the Company’s achievement of a Corporate Milestone was reduced and the Company agreed to issue the Regents 944,945 shares of the Company’s common stock, which issuance was not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, the Company made a cash payment to the Regents in the amount of $1.7 million. No IPR&D expense was recorded during the three and six months ended June 30, 2022. The Company recorded IPR&D expense of $5.5 million during the three and six months ended June 30, 2021 related to the issuance of 944,945 shares of the Company's common stock to the Regents.

Note 9. Stockholders’ equity

In connection with the IPO, on July 20, 2021, the Company amended and restated its certificate of incorporation to, among other things, (i) increase the number of authorized shares of common stock from 156,000,000 to 800,000,000 and (ii) authorize 80,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share.

Convertible preferred stock

Upon the closing of the IPO in July 2021, all shares of convertible preferred stock then outstanding converted into 71,263,685 shares of common stock. Prior to conversion, the Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. There were no shares of convertible preferred stock outstanding as of June 30, 2022 and December 31, 2021.

Common stock

The Company had 800,000,000 shares of its common stock authorized as of June 30, 2022 and December 31, 2021. The Company had 122,063,473 and 121,382,547 shares of its common stock issued and 120,545,318 and 119,102,505 shares of common stock outstanding as of June 30, 2022 and December 31, 2021, respectively.

Shares of common stock subject to repurchase

During 2018, the Company issued 1,458,332 shares of restricted stock for cash at a price of $0.0001 per share. The restricted stock vests 25% one year from the vesting commencement date and monthly thereafter over a three-year period and is subject to repurchase by the Company in the event of any voluntary or involuntary termination of services to the Company prior to vesting. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As of June 30, 2022 and December 31, 2021, 30,384 shares and 212,674 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial for all periods presented. For the three and six months ended June 30, 2022, 91,146 and 182,290 shares vested, respectively. For the three and six months ended June 30, 2021, 91,146 and 182,293 shares vested, respectively.

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of June 30, 2022, there were 16,404,213 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2021	13,818,212	$3.87	8.82	$163,264
Granted	5,291,546	10.67
Exercised	(537,229)	1.55
Canceled	(920,257)	4.98
Outstanding at June 30, 2022	17,652,272	$5.69	8.53	$30,695
Options exercisable at June 30, 2022	5,704,373	$3.29	7.79	$16,089

The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2022 was $5.00 and $7.71, respectively, and for the three and six months ended June 30, 2021 was $4.59 and $3.45, respectively. As of June 30, 2022, the unrecognized compensation cost related to unvested stock option grants was $61.1 million and is expected to be recognized as expense over approximately 2.76 years. The intrinsic value of the options exercised for the three and six months ended June 30, 2022 was $1.0 million and $4.3 million, respectively. The intrinsic value of the options exercised for the three and six months ended June 30, 2021 was $1.5 million and $1.9 million, respectively.

Prior to the Company's IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2022 and December 31, 2021, there were 1,448,961 shares and 1,854,427 shares subject to repurchase by the Company, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded $2.2 million and $2.9 million of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.53%-3.23%	1.02%-1.09%	1.46%-3.23%	0.59%-1.09%
Expected volatility	85.51%-87.11%	82.08%-82.54%	85.51%-87.11%	82.08%-83.88%
Expected term (in years)	5.50-6.08	6.08	5.50-6.08	6.08
Expected dividend yield	--%	--%	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized $167,000 and $668,000 of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2022. As of June 30, 2022, the unrecognized compensation cost related to the ESPP was $4.6 million and is expected to be recognized as expense over approximately 1.96 years. As of June 30, 2022, $44,000 has been withheld on behalf of employees for future purchase under the ESPP and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. The Company issued and sold 150,642 shares under the ESPP during the three and six months ended June 30, 2022.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
Risk-free interest rate	2.24%-3.14%	--%	2.24%-3.14%	--%
Expected volatility	84.74%-87.89%	--%	84.74%-87.89%	--%
Expected term (in years)	0.50-1.99	--	0.50-1.99	--
Expected dividend yield	--%	--%	--%	--%

(1) The ESPP was not in effect until July 2021.

Restricted stock

The Company granted 1,795,827 shares of its restricted stock in 2018, which vest 25% one year from the vesting commencement date and monthly thereafter over a three-year period. The weighted-average grant date fair value of restricted stock granted in 2018 was $0. No shares of restricted stock were granted during the three and six months ended June 30, 2022 and 2021. The restricted stock shares are subject to forfeiture upon the stockholders’ termination of employment or service to the Company. Any shares subject to forfeiture are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of June 30, 2022 and December 31, 2021, 38,810 shares and 212,941 shares of common stock, respectively, were subject to forfeiture.

The summary of the Company’s restricted stock activity during the six months ended June 30, 2022 is as follows:

	Number of	Weighted-
	restricted	average
	stock shares	grant date
	outstanding	fair value
Nonvested at December 31, 2021	212,941	$0.001
Vested	(167,186)	0.001
Forfeited	(6,945)	0.001
Nonvested at June 30, 2022	38,810	$0.001

At June 30, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $0.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,003	$925	$5,735	$1,416
General and administrative	2,052	711	3,762	1,015
Total	$5,055	$1,636	$9,497	$2,431

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Stock options issued and outstanding	17,652,272	13,818,212
Awards available for future grant	16,404,213	14,699,430
Shares available for purchase under the ESPP	1,017,371	1,168,013
Total	35,073,856	29,685,655

Note 11. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Operating lease cost was approximately $1.0 million and $2.0 million, including variable lease costs of $278,000 and $396,000, and short-term lease costs of $31,000 and $62,000, during the three and six months ended June 30, 2022, respectively. Operating lease cost was approximately $380,000 and $742,000, including variable lease costs of $123,000 and $228,000, and short-term lease costs of $30,000 and $59,000, during the three and six months ended June 30, 2021, respectively. The Company paid $417,000 and $535,000 in cash for operating leases that were included in the operating activities section of the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 9.60 years and 8.35% at June 30, 2022, respectively. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 9.86 years and 6.9% at December 31, 2021, respectively. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In 2018, the Company entered into a lease agreement for approximately 11,000 square feet of office space in San Diego, California which was subsequently amended resulting in a total of 16,153 square feet of office space leased (the 2018 Lease). The amended space was accounted for as a separate lease. The 2018 Lease was again modified in November 2021 to amend the termination date from May 2024 to April 2022. The Company remeasured the associated lease liability using the incremental borrowing rate at the date of the second amendment selected on the basis of the remaining lease term and remaining lease payments and adjusted the operating lease asset accordingly, resulting in a $539,000 gain on remeasurement, which was recorded as other income (expense), net in the consolidated statements of operations and comprehensive loss. The 2018 Lease was again modified in April 2022 to amend the termination date from April 2022 to May 2022. The Company’s lease payments consisted primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. The Company was responsible for operating expenses over base operating expenses as defined in the original lease agreement.

In September 2020, the Company entered into a lease agreement for 59,407 square feet of laboratory and office space in San Diego, California, which represented a portion of a new facility that was under construction and which was subsequently amended in March 2021 to expand the rented premises by 18,421 square feet (the 2020 Lease). The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. In April 2022, the 2020 Lease was modified to amend the rent commencement date from February 2022 to May 2022. The 2020 Lease, as amended, has an initial term of 10.75 years and includes aggregate monthly payments to the lessor of approximately $51.6 million beginning in May 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $16.8 million. The 2020 Lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $2.5 million. As discussed in Note 2, the Company provided a letter of credit to the lessor for $408,000, which expires October 31, 2031.

In December 2021, the Company entered into a lease agreement for 29,542 square feet of office and laboratory space in South San Francisco, California (the 2021 Lease). The lease will be accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The construction and design of the tenant improvements is the primary responsibility of the lessor. While the Company is involved in certain aspects of construction and design for certain interior features and leasehold improvements that will be beneficial to the Company to better suit its business needs and intended purpose of the space, all construction is handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements are recorded as prepaid rent on the condensed consolidated balance sheets prior to lease commencement. In February 2022, the actual project costs exceeded the tenant improvement allowances by $5.1 million, which was paid directly to the landlord by the Company and was recorded as prepaid rent in the condensed consolidated balance sheet and as a cash outflow from operating activities in the condensed consolidated statement of cash flows. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the condensed consolidated balance sheets.

Future minimum lease payments under the operating leases with initial lease terms in excess of one year (excluding the 2021 Lease) as of June 30, 2022 are as follows (in thousands):

Year ending December 31,
2022 (remaining six months)	$135
2023	3,629
2024	5,409
2025	5,564
2026	5,588
Thereafter	31,945
Total lease payments	$52,270
Less: Amount representing interest	(18,149)
Less: Tenant improvement allowance receivable	(6,483)
Operating lease liabilities	$27,638

Note 12. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and six months ended June 30, 2022 and 2021. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and six months ended June 30, 2022 and 2021, the Company has not recognized any interest or penalties related to income taxes.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(35,608)	$(28,214)	$(72,066)	$(46,231)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	120,193,973	23,546,390	119,844,633	22,893,533
Net loss per share, basic and diluted	$(0.30)	$(1.20)	$(0.60)	$(2.02)

The Company’s potentially dilutive securities, which include its convertible preferred stock prior to the IPO, options to purchase common stock, shares purchasable under the ESPP and common stock subject to repurchase related to unvested restricted stock and options early exercised, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented as amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock issued	—	71,263,685	—	71,263,685
Options to purchase common stock	17,652,272	13,525,607	17,652,272	13,525,607
Restricted stock subject to future vesting	69,194	780,303	69,194	780,303
Options early exercised subject to future vesting	1,448,961	2,149,221	1,448,961	2,149,221
Estimated shares purchasable under the ESPP	893,688	—	893,688	—
Total potentially dilutive shares	20,064,115	87,718,816	20,064,115	87,718,816

Note 15. COVID-19 pandemic

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. During the three and six months ended June 30, 2022 and 2021, the Company has not experienced significant impact from the pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Note 16. Related party transactions

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. In December 2021, the Company loaned the Erasca Foundation $100,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. As of June 30, 2022, $100,000 is recorded as a receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Affini-T Therapeutics, Inc.

The Company holds a $2.0 million equity investment in Affini-T. One of the Company’s board members is also a member of the board of Affini-T.

Note 17. Subsequent events

On August 11, 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement.

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that the Company will sell any shares of common stock under the Sale Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic and global geopolitical events, such as the ongoing conflict between Russia and Ukraine, on our business, the pricing and reimbursement of our product candidates, if approved, the potential to develop future product candidates, the potential benefits of current and future licenses, acquisitions, and strategic arrangements with third parties, and our intent to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our lead product candidates are ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor), which target upstream and downstream nodes of the RAS/MAPK pathway. We are pursuing a broad clinical development plan across multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials, that includes both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, and/or RAF inhibitors. Our current HERKULES Phase 1b/2 clinical trials are exploring both tissue agnostic and tissue specific indications in patients with solid tumors, including non-small cell lung cancer (NSCLC), colorectal cancer (CRC), and pancreatic ductal adenocarcinoma (PDAC). In May 2021, we dosed the first patient in HERKULES-1, a Phase 1b/2 clinical trial designed to evaluate ERAS-007 as a single agent and in combination with various RAS/MAPK pathway targeting agents in advanced solid tumors. In September 2021, we dosed the first patient in HERKULES-2, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or ERAS-601 in combination with various agents in patients with NSCLC. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with gastrointestinal (GI) cancers. In September 2021, we announced a clinical trial collaboration and supply agreement (CTCSA) with Pfizer Inc. (Pfizer) in connection with the HERKULES-3 trial. Under the terms of the agreement, we are sponsoring and funding the clinical trial and

Pfizer is providing its BRAF inhibitor, encorafenib (BRAFTOVI), at no cost. Additionally, in March 2022, we announced a CTCSA with Eli Lilly and Company (Lilly) in connection with the HERKULES-3 trial. Under the terms of the agreement, we are sponsoring and funding the clinical trial and Lilly is providing its EGFR antibody, cetuximab (ERBITUX), at no cost. The master protocols for each of the HERKULES-2 and -3 Phase 1b/2 clinical trials provide the flexibility to explore additional combinations and expand into other NSCLC and GI cancer indications, respectively. These two trials are expected to provide proof-of-concept (PoC) data and may be expanded to enable potential accelerated approvals in their respective indications. We recently decided to close the HERKULES-4 clinical trial prior to enrolling patients in order to further focus our clinical efforts on solid tumors where we see the most promising avenues to make an impact on patients in the near term. As data emerge, we will re-evaluate hematologic malignancies in the context of our overall clinical development plan. We expect to report Phase 1b monotherapy data from HERKULES-1 in the second half of 2022. These data will include preliminary monotherapy safety and pharmacokinetics to support dose selection for combinations of ERAS-007. In addition, we anticipate multiple additional data readouts from our HERKULES clinical trials, including a Phase 1b combination data readout from HERKULES-3 in the first half of 2023 and a Phase 1b combination data readout from HERKULES-2 in 2023. In June 2022, we announced an additional Phase 1b PoC clinical trial to investigate ERAS-007 in combination with a KRAS G12C inhibitor in KRAS G12C-driven NSCLC and CRC. While we have agreed to provide ERAS-007 for this clinical trial, the trial will be funded by a grant that the principal investigators received from Stand Up To Cancer (SU2C).

ERAS-601 is designed to be a potent and selective oral inhibitor of SHP2, a convergent node for upstream RTK signaling and a critical “on/off switch” that activates RAS-GTP signaling. SHP2 also drives tumor cell proliferation and development of resistance. ERAS-601 is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance, and thereby serve as a backbone of combination therapy. In the fourth quarter of 2020, we dosed the first patient in FLAGSHP-1, a Phase 1 clinical trial for ERAS-601 in patients with advanced solid tumors. ERAS-601 combinations are being evaluated in the FLAGSHP-1 and HERKULES-2 clinical trials for patients with CRC, head and neck cancer, and NSCLC. In July 2022, we announced a CTCSA with Lilly in connection with the FLAGSHP-1 trial. Under the terms of the agreement, we are sponsoring and funding the clinical trial and Lilly is providing its EGFR inhibitor, cetuximab (ERBITUX), at no cost. We expect to report Phase 1 monotherapy data from FLAGSHP-1 in the second half of 2022. These data will include preliminary monotherapy safety and pharmacokinetics to support dose selection for combinations of ERAS-601. In addition, we anticipate a Phase 1b combination data readout from FLAGSHP-1 in triple wildtype (KRAS/NRAS/BRAF wildtype) CRC in the first half of 2023.

In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801, our CNS-penetrant EGFR inhibitor, in patients with recurrent glioblastoma multiforme (GBM). In the second half of 2022, we expect to file an IND with the US Food and Drug Administration (FDA) for ERAS-3490, the CNS-penetrant development candidate we nominated from our ERAS-1 KRAS G12C inhibitor franchise. We are also advancing seven other programs targeting key oncogenic drivers in the RAS/MAPK pathway, which we will need to successfully progress through discovery and IND-enabling activities prior to advancing these programs into clinical development, if at all.

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

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of June 30, 2022, we have raised a total of $665.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and the sale and issuance of convertible preferred stock. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $390.8 million.

We have incurred significant operating losses since inception. Our net losses were $35.6 million and $28.2 million for the three months ended June 30, 2022 and 2021, respectively, and $72.1 million and $46.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $310.2 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund our operations into the second half of 2024. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Additionally, inflation generally affects us by increasing our employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended June 30, 2022.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation of equipment.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ERAS-007	$9,098	$6,511	$17,920	$8,855
ERAS-601	5,404	3,203	9,935	6,354
Other clinical program	2,030	—	4,570	—
Other discovery and preclinical programs	10,956	7,884	22,492	14,634
Total research and development expenses	$27,488	$17,598	$54,917	$29,843

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

• the impact of any interruptions to our operations or to those of the third parties with whom we work due to the ongoing COVID-19 pandemic and other events (such as the ongoing conflict between Russia and Ukraine and the increased rate of inflation in the United States); and

• the extent to which we establish additional collaboration, license or other arrangements.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$27,488	$17,598	$9,890
In-process research and development	—	5,488	(5,488)
General and administrative	8,417	5,098	3,319
Total operating expenses	35,905	28,184	7,721
Loss from operations	(35,905)	(28,184)	(7,721)
Total other income (expense), net	297	(30)	327
Net loss	$(35,608)	$(28,214)	$(7,394)

Research and development expenses

Research and development expenses were $27.5 million for the three months ended June 30, 2022 compared to $17.6 million for the three months ended June 30, 2021. The increase of $9.9 million was primarily driven by a $4.9 million increase in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, a $2.1 million increase in stock-based compensation expense primarily due to increases in our stock price and headcount, a $1.9 million increase in personnel costs primarily due to an increase in headcount, and a $0.9 million increase in facilities and depreciation.

In-process research and development expenses

In-process research and development expenses were $0 for the three months ended June 30, 2022 compared to $5.5 million for the three months ended June 30, 2021. In-process research and development expenses for the three months ended June 30, 2021 related to the issuance of 944,945 shares of our common stock at a price of $5.81 per share or a total fair value of $5.5 million in connection with the amendment to our license agreement with The Regents of the University of California, San Francisco (the Regents).

General and administrative expenses

General and administrative expenses were $8.4 million for the three months ended June 30, 2022 compared to $5.1 million for the three months ended June 30, 2021. The increase of $3.3 million was primarily driven by an increase of $1.3 million in stock-based compensation expense due to increases in our stock price and headcount, an increase of $1.0 million in insurance costs, an increase of $0.7 million in facilities and office related expenses, and an increase of $0.5 million in personnel costs primarily due to an increase in headcount, partially offset by decreases in legal and accounting fees of $0.6 million, in the aggregate.

Other income (expense), net

Other income (expense), net was $297,000 for the three months ended June 30, 2022 compared to $(30,000) for the three months ended June 30, 2021. The increase of $327,000 was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities during the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$54,917	$29,843	$25,074
In-process research and development	2,000	9,168	(7,168)
General and administrative	15,493	8,780	6,713
Total operating expenses	72,410	47,791	24,619
Loss from operations	(72,410)	(47,791)	(24,619)
Total other income (expense), net	344	1,560	(1,216)
Net loss	$(72,066)	$(46,231)	$(25,835)

Research and development expenses

Research and development expenses were $54.9 million for the six months ended June 30, 2022 compared to $29.8 million for the six months ended June 30, 2021. The increase of $25.1 million was primarily driven by a $12.7 million increase in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, a $5.3 million increase in personnel costs primarily due to an increase in headcount, a $4.3 million increase in stock-based compensation expense primarily due to increases in our stock price and headcount, a $1.5 million increase in facilities and depreciation, and a $0.6 million increase in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $2.0 million for the six months ended June 30, 2022 compared to $9.2 million for the six months ended June 30, 2021. In-process research and development expenses for the six months ended June 30, 2022 related to a development milestone payment of $2.0 million in connection with our license agreement with Katmai Pharmaceuticals, Inc. In-process research and development expenses for the six months ended June 30, 2021 related to the issuance of 944,945 shares of our common stock at a price of $5.81 per share or a total fair value of $5.5 million in connection with the amendment to our license agreement with the Regents and a $2.0 million upfront payment and issuance of 500,000 shares of our common stock to Emerge Life Sciences, Pte. Ltd. (ELS) at a price of $3.36 per share or a total fair value of $1.7 million in connection with the purchase agreement we entered into in March 2021 with ELS.

General and administrative expenses

General and administrative expenses were $15.5 million for the six months ended June 30, 2022 compared to $8.8 million for the six months ended June 30, 2021. The increase of $6.7 million was primarily driven by an increase of $2.7 million in stock-based compensation expense due to increases in our stock price and headcount, an increase of $1.9 million in insurance costs, an increase of $1.2 million in personnel costs primarily due to an increase in headcount, and an increase of $1.2 million in facilities and office related expenses, partially offset by decreases in legal and accounting fees of $0.8 million, in the aggregate.

Other income (expense), net

Other income (expense), net was $344,000 for the six months ended June 30, 2022 compared to $1.6 million for the six months ended June 30, 2021. The decrease of $1.2 million was primarily related to the change in fair value of the preferred stock purchase right liability of $1.6 million recorded in the six months ended June 30, 2021 as a result of the obligation of the Series B-2 shares being fulfilled upon the Series B-2 issuance in January 2021, partially offset by an increase of $0.4 million in interest earned on our cash, cash equivalents and marketable securities during the six months ended June 30, 2022.

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

Future capital requirements

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $390.8 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

• any delays and cost increases that result from the COVID-19 pandemic and other events (such as the ongoing conflict between Russia and Ukraine and the increased rate of inflation in the United States);

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(52,947)	$(33,899)
Investing activities	(10,985)	4,298
Financing activities	1,452	120,717
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,480)	$91,116

Operating activities

Cash used in operating activities was $52.9 million during the six months ended June 30, 2022, primarily resulting from a net loss of $72.1 million, partially reduced by stock-based compensation of $9.5 million, changes in operating assets and liabilities of $6.7 million, in-process research and development expenses of $2.0 million, which are reflected in investing activities, and depreciation expense of $0.9 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in operating lease assets and liabilities of $11.9 million primarily due to the receipt of $10.3 million in reimbursement from our landlord for tenant improvements, partially offset by an increase in prepaid expenses and other current and long-term assets of $4.6 million, and a decrease of accrued expenses and other current liabilities of $0.6 million.

Cash used in operating activities was $33.9 million during the six months ended June 30, 2021, primarily resulting from a net loss of $46.2 million, partially reduced by in-process research and development expenses of $9.2 million, which is reflected in noncash and investing activities, stock-based compensation expense of $2.4 million, changes in operating assets and liabilities of $2.0 million and depreciation expense of $0.3 million, partially offset by a $1.6 million change in fair value of the preferred stock purchase right liability. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable, accrued expenses and other current liabilities of $5.6 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $3.5 million.

Investing activities

Net cash used in investing activities was $11.0 million during the six months ended June 30, 2022 as compared to cash generated from investing activities of $4.3 million during the six months ended June 30, 2021. The increase in cash used in investing activities of $15.3 million was primarily the result of a decrease in maturities of marketable securities of $15.7 million, an increase in purchases of property and equipment of $11.2 million, and the $2.0 million payment made for our investment in Affini-T Therapeutics, Inc., partially offset by a $9.6 million decrease in purchases of marketable securities and a $4.0 million decrease in in-process research and development.

Financing activities

Net cash generated from financing activities was $1.5 million during the six months ended June 30, 2022 as compared to $120.7 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $0.8 million from the exercise of stock options and $0.6 million from the issuance of common stock under our Employee Stock Purchase Plan. During the six months ended June 30, 2021, we received $119.4 million from the sale of shares of our Series B-2 convertible preferred stock, net of issuance costs, and $1.3 million from the exercise of stock options.

Contractual obligations and commitments

As of June 30, 2022, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

Off-balance sheet arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2022, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we have used approximately $103.4 million of the proceeds from our IPO for general corporate purposes, including to fund the research and development of ERAS-007, ERAS-601 and our other RAS/MAPK pathway-focused pipeline programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 11, 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement.

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sale Agreement. No assurance can be given that we will sell any shares of common stock under the Sale Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place.

In the Sale Agreement, we agreed to indemnify the Agent against certain liabilities, including under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or to contribute to payments that the Agent may be required to make because of such liabilities. We and the Agent may each terminate the Sale Agreement at any time upon specified prior written notice.

The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the Sale Agreement, a copy of which will be filed as Exhibit 1.2 to our Registration Statement on Form S-3 to be filed on August 11, 2022 with the SEC and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1†	Lease, dated July 27, 2018, by and between BMR-Road to the Cure LP and the Registrant, as amended	10-Q	5/12/2022	10.1
10.2†	Lease Agreement, dated September 29, 2020 by and between ARE-SD Region No. 23, LLC and the Registrant, as amended	10-Q	5/12/2022	10.2
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: August 11, 2022	By:	/s/ Jonathan E. Lim M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)