Form 10-K
period 2022-12-31
Erasca, Inc.
filed 2023-03-23
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $431.6 million based on the closing price of the Registrant's common stock as reported on the Nasdaq Global Select Market of $5.57 per share on June 30, 2022, the last business day of the Registrant's most recently completed second quarter. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2023 was 150,588,982.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.5 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We have assembled what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry, including 12 disclosed modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs.

Our modality-agnostic approach aims to allow us to selectively and potently inhibit or degrade critical signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Our purpose-built pipeline includes five clinical-stage programs (a pan-RAF inhibitor, an ERK inhibitor, a SHP2 inhibitor, an EGFR inhibitor, and a central nervous system (CNS)-penetrant KRAS G12C inhibitor), and seven discovery-stage programs targeting other key oncogenic drivers. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board (SAB), which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Of the approximately 5.5 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway molecular alterations, over 70% have limited or no treatment options. While the RAS/MAPK pathway has been well characterized and validated based on multiple compounds approved or in development targeting discrete signaling nodes in the cascade, most of these compounds face resistance and tolerability challenges, highlighting the need for new approaches to target this pathway. We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just individual nodes, but multiple nodes and cooperative mechanisms in parallel. As depicted in the following figure and described below, we are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway.

Other RTKs
EGFR/ FLT3
RAS-GDP
2
GEF
GRB2
GDP
GTP
P_1
GAP
SOS1
NF1
SHP2
2
RAS-GTP
Autophagy
MAPK pathway
PI3K pathway
1
RAF
PI3K
P
MEK
P
AKT
P
ERK
mTOR
ULK
MYC
3
Legend
1
Target upstream & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. Our lead product candidate, naporafenib, targets RAF, a key node of the RAS/MAPK pathway. We are developing naporafenib in combination with trametinib (MEKINIST) (MEK inhibitor) and other targeted therapies to delay emergence of resistance in response to RAS/MAPK pathway inhibition. We are also investigating a novel "MAPKlamp" that targets upstream and downstream nodes, initially SHP2 (ERAS-601) and ERK (ERAS-007) (with the potential to expand to RAF), respectively, to shut down, or “clamp,” the signaling of various oncogenic drivers, such as receptor tyrosine kinases (RTKs), NF1, RAS, RAF, and MEK alterations, trapped in between any nodes involving this pathway. With our MAPKlamp approach, we hope to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking their main escape routes that lead to tumor resistance. We are also discovering and developing single agent and combination approaches to target other upstream nodes that impact the RAS/MAPK pathway such as EGFR (ERAS-801 and ERAS-12), an RTK that represents a key escape route for RAS/MAPK signaling, and SOS1 (ERAS-9), a guanine nucleotide exchange factor that enables RAS to cycle from the inactive GDP state to the active GTP state.

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. We are discovering and developing molecules that have the potential to inhibit RAS in its inactive GDP state (RAS-GDP) as well as its more prevalent active GTP state (RAS-GTP). Utilizing our in-house discovery efforts employing structure-based drug design, we are developing proprietary CNS-penetrant inhibitors of KRAS G12C (ERAS-3490), which is the only RAS isoform and mutation that is more commonly present in the inactive RAS-GDP state. We are also developing proprietary compounds against KRAS G12D (ERAS-4), which is more commonly found in the active RAS-GTP state and is the most prevalent KRAS mutation. Our approach to targeting other RAS isoforms and mutations that are found more commonly in the RAS-GTP state is based on the foundational discoveries of one of our co-founders, Dr. Kevan Shokat, a world-renowned pioneer of novel therapeutic approaches to targeting key signaling pathways such as RAS/MAPK in cancer. We entered into an exclusive worldwide license agreement with University of California San Francisco (UCSF) for certain intellectual property derived from Dr. Shokat’s work related to RAS-GTP, which guides our ERAS-2/3 programs.

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. RAS-driven cancers utilize escape routes, namely cooperative mechanisms, to develop resistance. As an example, RAS-driven cancers can become dependent on autophagy, which becomes constitutively active and represents a potential escape route for metabolically active tumors such as pancreatic ductal adenocarcinoma. By targeting ULK (ERAS-5), a key regulator of autophagy, in combination with our RAS targeting agents, we aim to shut down this potential escape route for RAS-driven cancers. We also are actively pursuing various ways to further disrupt RAS/MAPK pathway signaling by degrading key proteins (ERAS-10). Finally, MYC (ERAS-11) is a transcription factor and oncogene that is overexpressed in the majority of human cancers and a key enabler of RAS/MAPK pathway signaling at the transcriptional level.

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

Program/ Company	Target	Modality	Indication	Discovery	IND-enabling	Phase 1	Phase 2	Phase 3	Erase Cancer Strategy	Worldwide Rights
Naporafenib (ERAS-254)	BRAF/CRAF	small molecule	Pan-RAS Q61X tissue agnostic	SEACRAFT-1 (planned)					1	ERASCA
			NRASm melanoma	SEACRAFT-2 (planned)					1	ERASCA
			NF1 LOF, pan-RAS G13R, KRAS G12C, BRAF Class 2/3 solid tumors	SEACRAFT-3 (planned)					1	ERASCA
ERAS-007*	ERK1/2	small molecule	Tissue agnostic RAS/MAPK altered solid tumors	HERKULES-1					1	ERASCA
			EGFRm & RAS/MAPK altered NSCLC	HERKULES-2					1	ERASCA
			BRAFm & RAS/MAPK altered GI Tumors	HERKULES-3					1	ERASCA
			KRAS G12C-driven NSCLC and GI Tumors	SU2C[1] Trial					1	ERASCA
ERAS-601*	SHP2	small molecule	RAS/MAPK altered tumors	FLAGSHP-1					1	ERASCA
ERAS-801	EGFR	small molecule	EGFR altered GBM	THUNDERBBOLT-1					1	ERASCA
ERAS-3490	KRAS G12C	small molecule	KRASm G12C solid tumors	AURORAS-1					2	ERASCA
ERAS-2/3	RAS-GTP	small molecule	RASm solid tumors						2	ERASCA
ERAS-4	KRAS G12D	small molecule	KRASm G12D solid tumors						2	ERASCA
ERAS-5	ULK	small molecule	RASm solid tumors						3	ERASCA
ERAS-9	SOS1	small molecule	RAS/MAPK altered solid tumors						1	ERASCA
ERAS-10	RAS/MAPK	protein degrader	RAS/MAPK altered cancers						1 2 3	ERASCA
ERAS-11	MYC	small molecule	MYC & RAS/MAPK altered solid tumors						3	ERASCA
ERAS-12	EGFR D2/D3	large molecule	EGFR & RAS/MAPK altered solid tumors						1	ERASCA
Affini-T	KRAS G12V/D	TCR T cell therapy	KRASm solid tumors						2	affini T

small molecule · protein degrader · large molecule · TCR T cell therapy · ERASCA Ventures investment

* Together, ERAS-007 and ERAS-601 comprise our first innovative MAPKlamp

[1] SU2C = Stand Up To Cancer

Our lead product candidate is naporafenib, for which we plan to begin a pivotal Phase 3 trial in the first half of 2024 in NRAS-mutated (NRASm) melanoma, following initiation of a Phase 1b trial in the second half of 2023 for tissue agnostic RAS Q61X cancers to inform additional clinical development. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential in NRASm melanoma, RAS Q61X tissue agnostic solid tumors, and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, pharmacokinetics (PK), and pharmacodynamics have been established in both monotherapy and in certain combinations, with preliminary clinical proof-of-concept (PoC) data in combination with trametinib for NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC data with trametinib for RAS Q61X in NSCLC. Naporafenib complements what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway focused pipeline in the industry.

We are pursuing a broad development strategy for naporafenib that could address up to approximately 3.5 million patients worldwide, thereby significantly expanding our total addressable patient population. Our planned development for naporafenib includes a series of SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development for naporafenib + trametinib in the planned Phase 1b SEACRAFT-1 trial in patients with RAS Q61X tissue agnostic tumors and in the planned Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma. SEACRAFT-1 is supported by preliminary clinical PoC data in patients with NRAS Q61X melanoma and preliminary clinical PoC data in KRAS Q61X NSCLC. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the American Association for Cancer Research Annual Meeting 2022 (AACR Annual Meeting 2022) and European Society for Medical Oncology Congress 2022 (ESMO Congress 2022) medical conferences. SEACRAFT-3 is a planned Phase 1/2 trial in patients with solid tumors driven by NF1 LOF, BRAF Class II and III alterations, and other RAS/MAPK alterations, and will involve combinations with the rest of our pipeline (e.g., ERAS-007 and ERAS-601) as well as other therapies.

Our next two most-advanced product candidates are ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor), which target downstream and upstream nodes, respectively, of the RAS/MAPK pathway. The extracellular signal-regulated kinases (ERK), ERK1 and ERK2, belong to a family of serine-threonine kinases that regulate cellular signaling, and comprise the terminal node of the RAS/MAPK pathway. ERK proteins propagate signaling for multiple cellular functions involved in cell growth and differentiation, which are often overactivated in RAS/MAPK pathway-driven cancers. We in-licensed ERAS-007 from Asana BioSciences (Asana) based in part on preclinical studies that demonstrated the highest potency and longest target residence time of ERK inhibitors of which we are aware. ERAS-007 has been evaluated as a single agent in a Phase 1 clinical trial in patients with advanced solid tumors completed by Asana. Forty-nine patients were enrolled and administered ERAS-007 once a day (QD) or once weekly (QW). Objective responses have been observed at doses from 120 mg to 250 mg QW in multiple tumor types (melanoma, salivary gland tumor, NSCLC, and thyroid cancer) that all harbor alterations (BRAF, HRAS, and NRAS) in the RAS/MAPK pathway, supporting the development of ERAS-007 QW as a monotherapy or combination therapy in diverse, biomarker-selected tumor types. In this trial, ERAS-007 demonstrated a reversible and manageable adverse event profile.

We are pursuing a broad clinical development plan across multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials, that includes both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, and/or RAF inhibitors. Our current HERKULES Phase 1b/2 clinical trials are exploring both tissue agnostic and tissue specific indications in patients with solid tumors, including NSCLC, CRC, and pancreatic ductal adenocarcinoma. In May 2021, we dosed the first patient in HERKULES-1, a Phase 1b/2 clinical trial designed to evaluate ERAS-007 as a single agent and in combination with various RAS/MAPK pathway targeting agents in advanced solid tumors. In December 2022, we dosed the first patient to evaluate ERAS-007 in combination with ERAS-601 (the MAPKlamp sub-study of HERKULES-1) in advanced solid tumors. In September 2021, we dosed the first patient in HERKULES-2, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or ERAS-601 in combination with various agents in patients with NSCLC. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with gastrointestinal (GI) cancers. In connection with our HERKULES-3 trial, we have announced clinical trial collaboration and supply agreements (CTCSAs) with Pfizer Inc. (Pfizer) for its BRAF inhibitor, encorafenib (BRAFTOVI), and CDK4/6 inhibitor, palbociclib (IBRANCE), Eli Lilly and Company (Lilly) for its EGFR antibody, cetuximab (ERBITUX), and Pierre Fabre for its BRAF inhibitor, encorafenib (BRAFTOVI) in key international territories. In all these cases, we are sponsoring and funding the clinical trial and the partner is providing its drug to us at no cost.

The master protocols for each of the HERKULES-2 and -3 Phase 1b/2 clinical trials provide the flexibility to explore additional combinations and expand into other NSCLC and GI cancer indications, respectively. These two trials are expected to provide PoC data and may be expanded to enable potential accelerated approvals in their respective indications. In September 2022, we announced preliminary data related to ERAS-007 that are discussed in more detail below. In addition, in October 2022, we reported additional Phase 1b monotherapy data from HERKULES-1 at the 2022 EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium (2022 Triple Meeting). These data included preliminary monotherapy safety and pharmacokinetics to support dose selection for combinations of ERAS-007. In addition, we anticipate multiple additional data readouts from our HERKULES clinical trials, including a Phase 1b dose escalation combination data readout in RAS- and RAF-mutated GI malignancies from HERKULES-3 in the first half of 2023, a Phase 1b combination data readout from HERKULES-2 in the first half of 2023, a Phase 1b dose expansion combination data readout in BRAF-mutated CRC from HERKULES-3 between the second half of 2023 and the first half of 2024, and a Phase 1b combination data readout for ERAS-007 and ERAS-601 from HERKULES-1 in the first half of 2024. In June 2022, we announced an additional Phase 1b PoC clinical trial to investigate ERAS-007 in combination with a KRAS G12C inhibitor in KRAS G12C-driven NSCLC and CRC. While we have agreed to provide ERAS-007 for this clinical trial, the trial will be funded by a grant that the principal investigators received from Stand Up To Cancer.

ERAS-601 is designed to be a potent and selective oral inhibitor of SHP2, a convergent node for upstream RTK signaling and a critical “on/off switch” that activates RAS-GTP signaling. SHP2 also drives tumor cell proliferation and development of resistance. ERAS-601 is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance, and thereby serve as a backbone of combination therapy. In December 2020, we dosed the first patient in FLAGSHP-1, a Phase 1 clinical trial for ERAS-601 in patients with advanced solid tumors. ERAS-601 combinations are being evaluated in the FLAGSHP-1 and HERKULES-1 clinical trials for patients with human papillomavirus (HPV)-negative advanced head and neck squamous cell carcinoma (HNSCC) and RAS/MAPK-altered solid tumors, respectively. Future development of ERAS-601 combinations may include CRC and other tumor types, based upon the data from the FLAGSHP-1 HNSCC patients. In July 2022, we announced a second CTCSA with Lilly in connection with the FLAGSHP-1 trial. Under the terms of the agreement, we are sponsoring and funding the clinical trial and Lilly is providing its EGFR inhibitor, cetuximab, at no cost. In September 2022, we announced preliminary data related to ERAS-601 that are discussed in more detail below. In addition, in October 2022, we reported additional Phase 1 monotherapy data from FLAGSHP-1 at the 2022 Triple Meeting. These data included preliminary monotherapy safety and pharmacokinetics to support dose selection for combinations of ERAS-601. In addition, we anticipate a Phase 1b dose escalation combination data readout from FLAGSHP-1 in the first half of 2023, and a Phase 1b combination data readout in HPV-negative HNSCC in the first half of 2024.

In September 2022, we announced promising preliminary data for ERAS-007 and ERAS-601 in BRAF-driven and RAS/MAPK-altered solid tumors. A retrospective pooled analysis of all trials evaluating ERAS-007 or ERAS-601 in advanced solid tumors was performed that included our ongoing HERKULES-1 and FLAGSHP-1 trials and Asana's previously completed ASN007-101 trial. The analysis was designed to identify responsive subsets that were particularly sensitive to ERAS-007 or ERAS-601 for prioritized combination development within indications of high unmet medical need where no targeted therapies with regular approval are available. Patients with solid tumors with RAS/MAPK alterations were segmented into two groups based on differing levels of responsiveness to monotherapy inhibition and differences in RAS/MAPK pathway reactivation: (1) patients with CRC and (2) patients with non-CRC. Key findings from the retrospective pooled interim analysis of ERAS-007 and ERAS-601 included:

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

In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801, our CNS-penetrant EGFR inhibitor, in patients with recurrent glioblastoma multiforme (GBM). In December 2022, the US Food and Drug Administration (FDA) cleared the investigational new drug application (IND) for ERAS-3490, the CNS-penetrant development candidate (DevCan) we nominated from our ERAS-1 KRAS G12C inhibitor franchise. We are also advancing seven other disclosed programs targeting key oncogenic drivers in the RAS/MAPK pathway, which we will need to successfully progress through discovery and IND-enabling activities prior to advancing these programs into clinical development, if at all.

Our core values, team, and social mission

We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines singularly focused on targeting the RAS/MAPK pathway. Our leadership team has broad and deep experience in oncology, including advancing therapeutic candidates from discovery research to clinical development, regulatory approval, and commercialization. Our core values are embodied by our quest for the CURE:

Dr. Jonathan Lim, our Chairman, CEO, and Co-Founder, has helped pioneer transformative advancements in precision oncology and drug delivery, including leading Ignyta’s trailblazing pursuit of a global tissue agnostic label for ROZLYTREK, which became the first drug in biopharmaceutical history to achieve the unprecedented triple crown of breakthrough designations with BTD (FDA), PRIME (EMA) and Sakigake (PMDA). He has served as Chairman and/or CEO and founding investor of six biotechnology companies that have collectively achieved global regulatory approval and launch of seven therapeutic products in oncology, immunology, and drug delivery, benefitting thousands of patients worldwide.

Dr. Michael Varney, our Chair of R&D, SAB member, and a member of our board of directors, is a pioneer drug discoverer and biotech leader. His leadership at Agouron resulted in the discovery of multiple currently marketed anti-cancer agents, including XALKORI and INLYTA. As Executive Vice President and Head of Genentech’s Research and Early Development (gRED) and a member of the Roche Corporate Executive Committee, he was responsible for all aspects of gRED innovation, drug discovery and development, and built a team-based organization that today contributes to more than 40% of Genentech’s development portfolio, including the marketed anti-cancer agents ERIVEDGE and COTELLIC. Under his leadership, gRED teams discovered and developed successful medicines that include VENCLEXTA with AbbVie, the first BCL-2 inhibitor, and POLIVY, an antibody drug conjugate for the treatment of diffuse large B-cell lymphoma.

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
•
Dr. Pablo Rodriguez-Viciana is a world expert in the RAS/MAPK pathway whose major focus is the function of the SHOC2 phosphatase complex as a unique regulatory node required for efficient RAS/MAPK pathway activation in the context of diseases such as cancer and RASopathies. He has served as the group leader at the UCL Cancer Institute since 2008 and is a former postdoctoral researcher in Dr. Frank McCormick’s lab at the University of California, San Francisco.
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

•
Erasca Foundation: In May 2021, we established the Erasca Foundation, which was funded by the donation of 1,093,557 shares of our common stock (which at the time represented 1% of our capital stock), in conjunction with our initial public offering (IPO). The Erasca Foundation provides support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society.
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

Our corporate strategies to erase cancer

Our mission is to erase cancer by eradicating RAS/MAPK pathway-driven cancers. Our corporate strategies to achieve our mission include:

•
Relentlessly focus on patients and society in our mission to erase cancer. There are approximately 5.5 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, over 70% of whom have limited or no treatment options. We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines. In addition, we are pursuing ESG initiatives that are aligned with our core mission.
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
•
Advance our deep, modality-agnostic RAS/MAPK pathway-focused pipeline. We believe our internally and externally sourced RAS/MAPK pathway-focused pipeline, comprising 12 targeted therapy programs, is the deepest in the industry. Our modality-agnostic approach aims to selectively and potently inhibit or degrade critical RAS/MAPK signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Naporafenib (our pan-RAF inhibitor), ERAS-007 (our ERK inhibitor), ERAS-601 (our SHP2 inhibitor), and ERAS-801 (our EGFR inhibitor) are currently being studied in clinical trials. In December 2022, the FDA cleared the IND for ERAS-3490 (our CNS-penetrant KRAS G12C inhibitor). Given the high unmet medical need of the patients we seek to treat, we will evaluate the potential for expedited development and review pathways.
•
Internally and externally source, on a global basis, potentially disruptive programs targeting RAS/MAPK pathway alterations. We have built a productive and efficient internal discovery engine. Our world-class structural biology team generates on average more than 100 protein structures annually and we use computational biology and computational chemistry to accelerate our discovery activities. While we have strong internal capabilities, we also believe that innovation is a collective, global endeavor and a single platform is unlikely to discover all the best ideas and approaches. We therefore plan to continue to opportunistically evaluate synergistic, in-pathway opportunities, regardless of origin, that meet our high scientific bar. Our extensive network and relationships provide us preferential—and at times exclusive—access to certain assets of interest.
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
•
Evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or control worldwide development and commercialization rights to our entire pipeline of 12 targeted therapy programs. This provides us with the flexibility to explore combinations of our agents with each other, other investigational agents, and/or standard of care therapies. We intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in the United States and possibly Europe, where as many as 1.7 million patients are diagnosed annually with RAS/MAPK pathway alterations. We intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

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

Patient lives at stake annually with RAS/MAPK pathway alterations

At Erasca, we are on a bold mission to erase cancer. The journey will be long, and it won’t be easy. But patients with cancer are waiting, and we are eager to make new therapies available as soon as possible. Our mission will involve delivering new therapies to patients in markets where there are limited or no approved therapies, which are referred to as “blue oceans” (adapted from Blue Ocean Strategy by Chan Kim & Renée Mauborgne), as well as markets where there are already approved or soon to be approved product offerings, or “red oceans.” Of the approximately 5.5 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, over 70% (approximately 4 million patients) are in blue oceans with limited or no treatment options. In the United States and Europe, there are over 1.7 million patients per annum who could be treated with the therapies we are seeking to develop and commercialize. In other parts of the world, we intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

Our therapeutic strategies for shutting down the RAS/MAPK pathway

We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just single nodes, but multiple nodes and cooperative mechanisms in parallel. We believe our internally and externally sourced RAS/MAPK pathway-focused pipeline, comprising 12 targeted therapy programs, is the deepest in the industry. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches that aim to prolong survival in numerous patient populations with high unmet medical needs. We are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway:

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. Our lead product candidate, naporafenib, targets RAF, a key node of the RAS/MAPK pathway. We are developing naporafenib in combination with trametinib (MEKINIST) (MEK inhibitor) and other targeted therapies to delay emergence of resistance in response to RAS/MAPK pathway inhibition. We are also investigating a novel MAPKlamp that targets upstream and downstream nodes, initially SHP2 and ERK (with the potential to expand to RAF), respectively, to shut down, or clamp, the signaling of various oncogenic drivers such as RTKs, NF1, RAS, RAF, and MEK alterations trapped in between any nodes involving this pathway. With our MAPKlamp approach, we aim to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking their main escape routes that lead to tumor resistance. We are also discovering and developing single agent and combination approaches to target other upstream nodes that impact the RAS/MAPK pathway such as EGFR, an RTK that represents a key escape route for RAS/MAPK pathway signaling, and SOS1, a GEF that enables RAS to cycle from the inactive GDP state to the active GTP state.

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

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. Our third therapeutic strategy to erase cancer is to target other pathways and mechanisms that cooperate with RAS/MAPK pathway signaling. For example, RAS-driven cancers can become dependent on autophagy, which becomes constitutively active and represents a potential escape route for metabolically active tumors such as pancreatic ductal adenocarcinoma. By targeting ULK, a key regulator of autophagy, in combination with our RAS targeting agents, we aim to shut down this potential escape route for RAS-driven cancers. We also are actively pursuing various ways to further disrupt RAS/MAPK signaling by degrading key proteins. Finally, MYC is a transcription factor and oncogene that is overexpressed in the majority of human cancers, contributing to at least 40% of tumors and is a key enabler of RAS/MAPK pathway signaling at the transcriptional level which could be disrupted by novel approaches to targeting MYC.

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

We use computational biology and computational chemistry to accelerate our discovery activities. We have standardized how we characterize our compounds across in vitro/vivo activity, drug distribution, metabolism, and PK, structural, and secondary pharmacology assays, and centralized the storage of these data for automated analyses. These data are continuously reviewed by our scientific teams, and promising trends, including unpredicted ones that arise serendipitously, are prioritized for future exploration.

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

External sources of innovation

We believe innovation in cancer therapy is a collective, global endeavor unlikely to emerge from a single company or a single platform. There are exciting product candidates, technologies, and approaches in development worldwide, and our innovation model gives us the flexibility to supplement our internal efforts with externally sourced assets through collaboration, in-license, or acquisition. We also established Erasca Ventures, our wholly-owned subsidiary, in March 2021 to make equity investments in early-stage biotechnology companies that are aligned with our mission and strategy. In March 2022, Erasca Ventures made an equity investment in Affini-T Therapeutics, Inc. (Affini-T), which is developing potential best-in-class T-cell receptor (TCR) cell therapies targeting multiple oncogenic driver mutations, including KRAS G12V and KRAS G12D. To date, we have in-licensed or acquired novel therapies from multiple geographic regions, including our lead program, naporafenib, which we in-licensed from Novartis, and our oral ERK1/2 inhibitor, ERAS-007, which we in-licensed from Asana.

We leverage our extensive network of preferred relationships with our Scientific and Research & Development Advisory Boards, as well as leading institutional investors, investment banks, academic institutions, and biopharmaceutical companies that keep us apprised of assets of strategic interest. We pursue the best science in the world, regardless of its origin, and will continue to opportunistically evaluate additional opportunities to strengthen and diversify our pipeline through academic and biopharmaceutical collaborations, in-licenses, acquisitions, and strategic investments that meet our high scientific bar and can help us advance our mission to erase cancer.

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

Our pipeline

We have assembled what we believe is the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry, including 12 disclosed modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The table below summarizes our current pipeline. We have exclusive worldwide development and commercial rights for all of our programs (excluding programs in our pipeline that arise from an investment made by Erasca Ventures in a third party).

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

Naporafenib: our pan-RAF inhibitor

Our lead product candidate is naporafenib, for which we plan to begin a pivotal Phase 3 trial in the first half of 2024 in NRASm melanoma, following initiation of a Phase 1b trial in the second half of 2023 for tissue agnostic RAS Q16X cancers to inform additional clinical development. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential in NRASm melanoma, RAS Q61X tissue agnostic solid tumors, and other RAS/MAPK pathway-driven tumors. In-licensed from Novartis, naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, PK, and pharmacodynamics have been established in both monotherapy and in certain combinations with clinical PoC established in combination with trametinib for NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC with trametinib for RAS Q61X in NSCLC. Naporafenib complements what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway focused pipeline in the industry.

We are pursuing a broad development strategy for naporafenib that could address up to approximately 3.5 million patients worldwide, thereby significantly expanding our total addressable patient population. Our planned development for naporafenib includes a series of SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development for naporafenib + trametinib in the planned Phase 1b SEACRAFT-1 trial in patients with RAS Q61X tissue agnostic tumors and in the planned Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma. SEACRAFT-1 is supported by clinical PoC data in patients with NRAS Q61X melanoma and preliminary PoC data in KRAS Q61X NSCLC. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the AACR Annual Meeting 2022 and ESMO Congress 2022 medical conferences. SEACRAFT-3 is a planned Phase 1/2 trial in patients with solid tumors driven by NF1 LOF, BRAF Class II and III alterations, and other RAS/MAPK alterations, and will involve combinations with the rest of our pipeline (e.g., ERAS-007 and ERAS-601) as well as other therapies.

Preclinical profile of naporafenib

Naporafenib is designed to be a reversible, potent and selective ATP-competitive type 2 pan-RAF kinase inhibitor. It has been shown to be most potent against BRAF and CRAF with biochemical IC50 values of 0.1 and 0.2 nM, respectively, but also showed biochemical activity against ARAF with an IC50 of 6.4 nM. Naporafenib is designed to be selective for RAF family kinases, biochemically inhibiting only three non-RAF kinases at >80% at 1 µM (i.e., PDGFRB, DDR1, and DDR2).

As a pan-RAF inhibitor, naporafenib is differentiated from BRAF V600E inhibitors since naporafenib inhibits both RAF monomers and dimers. BRAF V600E inhibitors inhibit monomeric BRAF V600E proteins but enable these inhibited monomers to dimerize with uninhibited RAF proteins, which results in paradoxical activation of downstream RAS/MAPK pathway signaling. Naporafenib’s ability to inhibit both RAF monomers and dimers enables it to effectively inhibit RAS mutants from signaling downstream without the paradoxical activation observed with BRAF V600E inhibitors.

In the KRAS Q61K-mutated NSCLC cell line Calu-6, naporafenib inhibited downstream MEK phosphorylation with an IC50 value of 14 nM after two-hour treatment. In a 265 cell line panel, naporafenib tended to show the strongest activity against RAS Q61X-mutated cell lines relative to RAS G12X/G13X mutant and RAS WT cell lines. Naporafenib showed monotherapy activity in vivo in the KRAS Q61K-mutated NSCLC cell line-derived xenograft (CDX) model, Calu-6, achieving tumor regressions at orally administered doses of 100 mg/kg QD and 300 mg/kg QD. Naporafenib plus trametinib showed combination benefit in the Calu-6 CDX model, achieving tumor regression as a combination while the respective monotherapy treatments only achieved moderate tumor growth inhibition (i.e., a tumor growth inhibition ratio (T/C) ≥26%). Naporafenib and trametinib are ideal combination partners since they target two vertically adjacent nodes in the RAS/MAPK pathway, RAF and MEK, and both stabilize their targeted proteins in the inactive state; naporafenib in an ATP-competitive manner and trametinib in an allosteric manner.

IC50 (μM)
10.0
7.5
5.0
2.5
0.0
RAS Q61X mutation
RAS G12X/G13X mutation
RAS wild type

Naporafenib tended to show strongest in vitro activity against cell lines that harbor RAS Q61X mutations relative to RAS G12X/G13X mutations or are RAS wildtype. Stronger activity denoted by lower IC50 values. IC50 values were measured by CellTiter-Glo Luminescent Cell Viability Assay after 72-120 hour incubation with naporafenib. IC50 values were normalized to DMSO control.

In vivo activity of naporafenib (LXH254) monotherapy (left) and naporafenib plus trametinib (right) in the KRAS Q61K-mutated NSCLC CDX model Calu-6. Naporafenib was orally administered daily in both studies and trametinib was orally administered either daily or every other day. T/C percentages indicate the average size of the treatment group relative to vehicle on last treatment day. Smaller T/C values indicate better activity. Regression is measured by the change in average tumor size in the treatment group relative to the change in average tumor size in the vehicle group.

The naporafenib and trametinib combination achieved tumor regression in 60% of patient-derived NRAS Q61X-mutated melanoma models (n=10 total). Demonstrating in vivo synergy, regressions were only observed in the combination and not in either monotherapy treatment group.

Untreated
Naporafenib
Trametinib
Naporafenib
+
trametinib
100
50
0
-50
-100
Change in tumor volume (%)
(best response)
Untreated
LXH254 50 mg/kg bid
Trametinib 0.3 mg/kg qd
LXH254 50 mg/kg bid +
Trametinib 0.075 mg/kg qd

The activity of LXH254 monotherapy, trametinib monotherapy, and the naporafenib and trametininb combination were characterized across 10 NRASm melanoma models. Each bar represents a patient-derived xenograft (PDX) model. The best response change in tumor volume was selected as the minimum observed change in tumor volume observed after treatment day 10. Each treatment group consisted of 3-5 mice. Tumor volume change measured the average tumor size at end of treatment relative to average tumor size at initiation of treatment. Arrowheads indicate models that were treated with a reduced dose of trametinib at 0.0375 mg/kg QD. Tumor regression classification required a best response tumor volume change of ≤ ‑30%.

Clinical development of naporafenib

Over 500 patients to date have been dosed with naporafenib either as monotherapy or in combination with other anti-cancer agents (investigational or approved). These agents include trametinib, LTT462, dabrafenib, ribociclib, EGF816, and spartalizumab. The safety, tolerability, PK, and pharmacodynamics have been established in both monotherapy and in certain combinations. Specifically, the doublet combinations of naporafenib with trametinib, LTT462, and ribociclib have been evaluated in Phase 2 expansions, and PoC has been achieved in NRASm melanoma, and promising anti-tumor activity has been observed in RAS Q61X-mutated melanoma and NSCLC. Our initial development strategy will focus on these patient populations (e.g., NRASm melanoma) as well as expanded versions of these patient populations (e.g., RAS Q61X-mutated solid tumors), which represent high unmet medical needs without approved target therapy options. We will also continue to evaluate PoC with other combinations in biomarker-defined populations. Our ultimate goal is to maximize the clinical benefit of naporafenib in the greatest number of patients with cancer.

Eight clinical studies investigating naporafenib either as monotherapy or combination therapy have been conducted:

•
Study CLXH254X2101 is a first-in-human study of naporafenib as single agent and in combination with spartalizumab.
•
Study CLXH254X2102 is a Phase 1b study of naporafenib in combination with LTT462, or with trametinib, or with ribociclib.
•
Study CEGF816X2102 is a Phase 1b study of EGF816 in combination with selected targeted agents, including naporafenib.
•
Study CLXH254C12201 is a Phase 2 study of naporafenib in combination with LTT462, or with trametinib, or with ribociclib.
•
Study CADPT01C12101 is a Phase 1b study of select drug combinations, including LTT462 and the selective BRAF kinase inhibitor dabrafenib in combination with naporafenib.
•
Study CPDR001X2X01B is an open-label, multi-center rollover protocol for continued characterization of safety and tolerability for patients who have participated in a Novartis-sponsored spartalizumab study as single agent or in combination with other study treatments.
•
Study CLXH254A02101 is a Phase 1, randomized, open-label, three period, crossover study to evaluate the relative bioavailability of three naporafenib formulations in healthy volunteers.
•
Study CLXH254C12106 is a Phase 1, randomized, open-label, three period, crossover study to investigate the effect of food and the effect of the proton-pump inhibitor, rabeprazole on the pharmacokinetics of a single oral dose of naporafenib in healthy volunteers.

Clinical safety and tolerability

Monotherapy. A total of 87 patients had been treated with naporafenib monotherapy in the dose escalation portion of the first-in-human trial CLXH244X2101. The monotherapy recommended dose for expansion was determined to be 600 mg twice a day (BID). However, monotherapy dose expansion was not opened in order to focus on combination development.

Naporafenib plus trametinib. A total of 115 patients had been treated with naporafenib plus trametinib in the dose finding study CLXH254X2102. Two recommended doses for expansion (RDEs) were identified: naporafenib 200 mg BID plus trametinib 1 mg QD and naporafenib 400 mg BID plus trametinib 0.5 mg QD. The final dose selection for planned registration trials is pending discussion with health authorities.

The adverse event profile of this combination appeared to be manageable and well tolerated. With exception of skin toxicity, all other treatment related adverse events (TRAEs) at all grades occurred in 30% or less of patients, and high grade events were uncommon. The most frequent TRAEs (each TRAE occurring in > 10% of the patients), regardless of dose and grade, were rash (n=57; 49.6%), dermatitis acneiform (n=31; 27.0%), blood creatine phosphokinase increased (n=27; 23.5%), diarrhea (n=25; 21.7%), nausea and pruritus (each n=20; 17.4%), stomatitis and dry skin (each n=19; 16.5%), aspartate aminotransferase increased (n=17; 14.8%), anemia, vomiting and rash maculo-papular (each n=15; 13.0%), skin fissures (n=14; 12.2%), lipase increased (n=13; 11.3%), and edema peripheral (n=12; 10.4%). While rash was a common TRAE, we believe prophylaxis should significantly reduce the rate and improve the long-term tolerability. This approach will be implemented in future trials.

Naporafenib plus LTT462. A total of 101 patients were treated with naporafenib plus LTT462 in the dose finding study CLXH254X2102. The recommended dose for expansion was identified as naporafenib 400 mg BID plus LTT462 200 mg QD.

The adverse event profile of this combination was similar to that of naporafenib plus trametinib and appeared to be manageable and well tolerated. The most frequent TRAEs (each TRAE occurring in > 10% of the patients), regardless of dose and grade, were dermatitis acneiform and diarrhea (each n=30; 29.7%), pruritus (n=29; 28.7%), nausea (n=28; 27.7%), rash (n=26; 25.7%), vomiting and decreased appetite (each n=18; 17.8%), fatigue, asthenia and anemia (each n=15; 14.9%), lipase increased (n=13; 12.9%), amylase increased (n=12; 11.9%) and dry skin (n=11; 10.9%). These two combinations have a similar approach of vertical dual blockade of the RAS/MAPK pathway.

Naporafenib plus ribociclib. A total of 25 patients were treated with naporafenib plus ribociclib in the dose finding study CLXH254X2102. The recommended dose for expansion was identified as naporafenib 400 mg BID plus ribociclib 400 mg QD (21 days on and 7 days off).

The adverse event profile of this combination appeared manageable and well tolerated. The most frequent TRAEs (each TRAE occurring in > 10% of the patients), regardless of dose and grade, were rash (n=13; 52.0%), aspartate aminotransferase increased and alanine aminotransferase increased (each n=11; 44.0%), nausea and pruritus (each n=7; 28.0%), fatigue (n=5; 20.0%), dermatitis acneiform, constipation, blood bilirubin increased, pain in extremity, neutropenia and white blood cell count decreased (each n=4; 16.0%) and diarrhea, anemia, neuralgia, gamma-glutamyl transferase increased and muscle spasms (each n=3; 12.0%). This horizontal dual blockade was associated with significantly lower rate of skin toxicity, as well as lower grade 3 TRAEs, than the vertical dual blockade, with fatigue being the most common TRAE.

The adverse event profiles of these three combinations suggest that naporafenib may be combined with a variety of agents targeting nodes internal and external to the RAS/MAPK pathway, expanding its potential synergy with the rest of our pipeline.

Other combination data from ongoing Novartis trials. These trials were initiated by Novartis prior to the effective date of our license agreement with Novartis, and we will coordinate with Novartis in connection with the public release of data from these trials.

Clinical Pharmacology

Monotherapy naporafenib showed a relatively rapid absorption with a median time to reach peak plasma concentration (Tmax) ranging from approximately 2 to 4 hours. Similar median Tmax ranges were observed when naporafenib was administered in combination with trametinib, LTT462, and ribociclib. The effective half-life is approximately 20-25 hours. The clinical exposure was approximately dose proportional across the dose range tested between 100 mg and 1200 mg QD as well as 200 mg and 600 mg BID. No significant drug-drug interactions have been observed between naporafenib and trametinib, LTT462, or ribociclib in the dose ranges tested. Other clinical pharmacology studies are ongoing.

Clinical Efficacy

Monotherapy. In the first-in-human dose escalation study CLXH254X2101, two patients achieved confirmed partial responses: a patient with KRAS G12V-mutated ovarian cancer was treated with naporafenib 300 mg QD, and a patient with HRAS G13R-mutated head and neck cancer was treated with naporafenib 400 mg QD.

Naporafenib plus trametinib. A total of 39 patients with NRASm melanoma post-IO therapy were dosed with naporafenib 200 mg BID and trametinib 1 mg QD (one of the two RDEs) in LXH254X2102 (Phase 1b) and LXH254C12201 (Phase 2), and a pooled analysis of Phase 1b and Phase 2 data showed a 33% confirmed overall response rate (ORR). A total of 32 patients with NRASm melanoma post-IO therapy were dosed with naporafenib 400 mg BID and trametinib 0.5 mg QD (the other RDE), and a pooled analysis showed a 22% confirmed ORR. The duration of response (DOR) of the two RDEs was approximately 3.75 months in LXH254X2102 (Phase 1b), and the progression-free survival (PFS) was approximately 5.03 months. The median PFS was substantially longer than what has been reported historically for chemotherapy (dacarbazine, 1.5 months) or MEK inhibitor alone (binimetinib, 2.8 months). The melanoma patients in LXH254X2102 (Phase 1b) included patients who had received between 2 to 7 lines of prior therapies. LXH254C12201 (Phase 2) enrolled 2nd or 3rd line patients who are post-IO therapy. However, estimates of DOR and PFS from LXH254C12201 (Phase 2) have not been released by Novartis.

In summary, naporafenib plus trametinib demonstrated anti-tumor activity in NRASm melanoma across Phase 1b (LXH254X2102) and Phase 2 (LXH254C12201) trials, and across two different dose levels of naporafenib and trametinib.

Naporafenib plus LTT462. A total of 29 patients with NRASm melanoma were dosed with naporafenib 400 mg QD and LTT462 200 mg QD in LXH254C12201 (Phase 2), and a 21% confirmed ORR was observed. Estimates of DOR and PFS are not yet available.

Naporafenib plus ribociclib. A total of 7 patients with NRASm melanoma were dosed with naporafenib 400 mg BID and ribociclib 400 mg QD (3/1) in LXH254C12201 (Phase 2), and a 7% confirmed ORR was observed. Estimates of DOR and PFS are not yet available.

In the Phase 2 trial LXH254C12201, naporafenib combinations with three different agents showed consistent anti-tumor activities in NRASm melanoma patients across two nodes (MEK, ERK) and two doses (200mg, 400mg). In the naporafenib 200 mg plus trametinib 1 mg cohort, 9 out of 24 patients are still on treatment as of the July 4, 2022 data cutoff.

These preliminary efficacy data suggest that vertical dual blockade of the RAS/MAPK pathway appears to be more effective in NRASm melanoma than horizontal blockade of the RAS/MAPK and cell cycle pathways. In particular, available data suggest that the naporafenib 200 mg BID plus trametinib 1 mg QD RDE appears to be the most active regimen evaluated to date and warrants further investigation.

Other combination data from ongoing Novartis trials. These trials were initiated by Novartis prior to the effective date of our license agreement with Novartis, and we will coordinate with Novartis in connection with the public release of data from these trials.

Development strategy for naporafenib

Naporafenib's clinical development plan is centered on the PoC in NRASm melanoma and the hypothesis-generating signal in RAS Q61X melanoma and NSCLC that warrant further exploration in a RAS Q61X tissue agnostic solid tumors trial.

NRAS-mutated melanoma. NRASm melanoma accounts for approximately 69,000 newly diagnosed patients worldwide. The frontline standard of care for patients with NRASm melanoma is PD-1-based immuno-oncology (IO) therapy. The highest unmet need in this population is in the post-IO setting, where the global standard of care is chemotherapy. The best reference data for chemotherapy in patients with NRASm melanoma are from the NEMO trial. The patient composition is 82% treatment-naïve, 16% 2nd line, 2% 3rd line or more. The major strength of these reference data is this is the largest and most recent phase 3 dataset in which all patients had NRASm melanoma and are relatively homogeneous, with the vast majority being treatment-naïve. The major weakness is that only 21% of patients had received prior IO therapy. In the NEMO trial, the ORR for chemotherapy was 7%, the median PFS was only 1.5 months, and median overall survival (OS) was 10.1 months. Furthermore, the NEMO trial showed that the MEK inhibitor binimetinib had an ORR of 15%, a median PFS of 2.8 months, and a median OS of 11.0 months. A cross-trial comparison suggests that the combination of pan-RAF inhibitor plus MEK inhibitor may be superior to MEK inhibition alone or standard of care chemotherapy. We plan to test this hypothesis in a randomized controlled trial in the post-IO setting for potential registration.

RAS Q61X solid tumors. Patients with NRASm tumors represent approximately 395,000 newly diagnosed patients worldwide. Work in nonclinical models suggest that RAS Q61X and RAS G13R mutations are particularly sensitive to pan-RAF inhibition due to a dependency on CRAF for downstream RAS/MAPK pathway signaling. Early confirmation of this hypothesis has been seen in NRASm melanoma, where ~90% of patients have NRAS Q61X mutations. In LXH254X2102 (Phase 1b trial), a confirmed ORR of 44% was observed in 16 patients with NRAS melanoma, with 15 of these patients with documented Q61X mutations. (See left figure below.) To test this hypothesis in other tumor types, naporafenib plus trametinib was evaluated in 49 patients with KRAS-mutated NSCLC, including 4 patients with tumors harboring KRAS Q61X or G13R mutations. Objective responses were observed in 3 out of the 4 patients. (See right figure below.) Remarkably, 2 out of the 3 patients had KRAS Q61-mutated tumors and confirmed partial responses (PRs), and the 3rd responder had a KRAS G13R-mutated tumor with an unconfirmed PR. In contrast, only 1 out of 45 patients without KRAS Q61X or G13R mutation responded. Based on these early signals, another development path for naporafenib plus trametinib is to pursue a tissue agnostic indication in solid tumors with RAS Q61X mutations.

Clinical development plan for naporafenib

Naporafenib is our most advanced clinical-stage program. We believe it has the potential to change the standard of care in a number of indications with high unmet need, such as NRASm melanoma, as well as to create new indications, such as tissue-agnostic RAS Q61X solid tumors.

SEACRAFT-1. The SEACRAFT-1 trial will be a Phase 1b trial to establish the PoC for the tissue-agnostic hypothesis in RAS Q61X solid tumors. In addition to NRAS Q61X melanoma and KRAS Q61X NSCLC, the trial will enroll patients with other solid tumors that harbor any RAS Q61X mutation, after they have exhausted available standard of care. After the PoC has been established by demonstrating anti-tumor activity across a broad range of tumor types, we plan to discuss with regulatory authorities a potential fast-to-market strategy in an indication where no approved standard of care exists, to address high unmet medical need. We expect to dose the first patient in the SEACRAFT-1 trial in the second half of 2023. We anticipate a Phase 1b combination data readout from SEACRAFT-1 between the second and fourth quarters of 2024.

SEACRAFT-2. The SEACRAFT-2 trial will formally test the hypothesis supported by the compelling PoC data in NRASm melanoma. We plan to enroll NRASm melanoma patients who have progressed after a PD-1-based IO therapy into a potentially registration-enabling randomized Phase 3 trial in which patients will receive either naporafenib plus trametinib or standard of care chemotherapy. We will design the trial to demonstrate superiority in PFS and/or OS based on benchmarks from the NEMO study, mPFS 1.5 months and mOS 10.1 months. In addition, we will introduce proactive safety management, including rash prophylaxis, and other design elements that will improve the safety and tolerability of this regimen for patients participating in our trials. The details of the trial design will be reviewed with regulatory authorities, including the choice of chemotherapy, given differences in chemotherapy preference among countries. In addition, we plan to align with regulatory authorities on naporafenib 200 mg BID plus trametinib 1 mg QD as the recommended Phase 2 dose for our planned potentially registrational trials. We expect to dose the first patient in the SEACRAFT-2 trial in the first half of 2024.

SEACRAFT-3 and other development opportunities. A strong motivation to add naporafenib to our precision oncology pipeline is the potential synergy of naporafenib with our existing agents that target the RAS/MAPK pathway, including but not limited to ERAS-007 and ERAS-601. These combinations will allow us to evaluate a number of biomarker-defined patient populations for whom there are no approved targeted therapies. These include BRAF Class II and Class III, NF1 loss-of-function mutations, RAS G13R, and other RAS/MAPK pathway mutations. These development opportunities may expand the potential impact of naporafenib to a patient population approaching 1.2 million worldwide. We plan to explore these combinations and patient populations in the SEACRAFT-3 Phase 1b trial. We are conducting preclinical studies to assess the optimal indications to inform the SEACRAFT-3 clinical design and will then commence the SEACRAFT-3 trial once the design has been finalized.

ERAS-007: our ERK inhibitor

ERAS-007 is designed to be a potent and selective oral inhibitor of ERK1/2. We in-licensed ERAS-007 from Asana based in part on preclinical studies that demonstrated the highest potency and longest target residence time of ERK inhibitors of which we are aware. In a Phase 1 clinical trial completed by Asana, ERAS-007 demonstrated single-agent activity including objective responses in tumors harboring RAS/MAPK pathway alterations and was well tolerated. We are pursuing a broad clinical development plan across multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials, that will include both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, and/or RAF inhibitors. The first three HERKULES Phase 1b/2 clinical trials are exploring both tissue agnostic and tissue specific indications in patients with solid tumors. We dosed the first patient in HERKULES-1 in May 2021 and the first patients in HERKULES-2 and HERKULES-3 in September 2021. We believe that as many as 4.5 million patients worldwide per year could benefit from ERAS-007 combinations that include MAPKlamp, including nearly 4.0 million patients with blue ocean indications where there are currently limited or no approved therapies.

Preclinical profile of ERAS-007

ERAS-007 is a potent, reversible, and ATP-competitive inhibitor of ERK1 and ERK2 with a biochemical IC50 (a measure of 50% inhibition) against both ERK1 and ERK2 of 2 nM and cell-based mechanistic IC50 against pRSK of 7 nM. In the BRAF V600E CRC cell line RKO, ERAS-007 showed superior potency to a comparator ERKi, ulixertinib, and comparable potency to binimetinib, a MEK inhibitor. In addition, ERAS-007 exhibited long biochemical residence time while bound to ERK, which has been measured as 550 minutes against ERK2. This longer target residence time compared to other clinical-stage ERK inhibitors may allow for longer intervals between doses in patients.

ERAS-007 IC50s against ERK1 and ERK2 were characterized in a biochemical kinase activity. Cell-based IC50 was characterized by the ability of ERAS-007 to inhibit ERK from phosphorylating one of its downstream targets, RSK1. pRSK represents RSK1 phosphorylation.

ERK2 residence time for ERKi(s), ERAS-007 and ulixertinib, and MEKi(s), trametinib and binimetinib, were determined by BLI and SPR, respectively. pRSK IC50 was determined by incubating RKO cells with inhibitors for 1 hour and determining pRSK IC50 by AlphaLISA assay.

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

Inhibition of signaling by kinases is typically achieved by either: (1) ATP-competitive inhibition whereby an inhibitor blocks ATP binding or (2) allosteric inhibition whereby an inhibitor does not block ATP binding but rather binds to a different region to prevent the kinase from signaling downstream. Currently approved MEK inhibitors, trametinib, binimetinib, selumetinib, and cobimetinib, are allosteric MEK inhibitors. A potential limitation of these allosteric MEK inhibitors is that they preferentially bind MEK in the inactive state and have weaker inhibitory activity against activated MEK proteins. Another limitation is that some MEK inhibitors preferentially disrupt activation via one RAF family member (e.g., BRAF) but not another (e.g., CRAF). Due to negative feedback regulation in the RAS/MAPK pathway, inhibition of downstream signaling nodes can result in RAS/MAPK pathway feedback reactivation that is mediated through multiple members of the RAF family. This increased upstream signaling pressure can serve as a resistance mechanism to MEK inhibitors and has been observed in the clinic. As an ATP-competitive ERK inhibitor, ERAS-007 has been shown to more robustly block RAS/MAPK pathway reactivation than allosteric MEK inhibitors. As shown in the figure below, ERAS-007 continuously inhibited downstream ERK activity in a KRAS G12C-mutated CRC cell line; whereas the RAS/MAPK pathway was reactivated beginning as early as 24 hours after treatment with each of the three MEK inhibitors, which is illustrated with the emergence of the dark P-RSK bands (darker intensity equates to higher signaling or reactivation) in the following Western blots.

Western blot characterization of three MEK inhibitors (selumetinib, binimetinib, and trametinib) and two ERK inhibitors (ulixertinib and ERAS-007) in the KRAS G12C-mutated CRC cell line SW1463. The phosphorylation states of RSK (P-RSK), ERK (P-ERK), CRAF (P-CRAF) and MEK (P-MEK) are shown. Band intensity indicates level of phosphorylation. Total GAPDH (GAPDH), a housekeeping gene, is used as a protein loading control. Times, in hours, represent the duration of compound incubation. NT means “no treatment,” and this sample serves as a negative control. The level of P-RSK, highlighted in dotted red rectangles, indicates ERK signaling activity. The absence of a P-RSK band indicates inhibition of ERK signaling activity and thereby inhibition of RAS/MAPK pathway signaling.

When combined with encorafenib in BRAF V600E-mutated cell lines, ERAS-007 blocked the RAS/MAPK pathway feedback reactivation that was observed with MEK or other ERK inhibitors at one-tenth the concentration. These results provide further support that inhibition of ERK by ERAS-007 may lead to more complete and durable blockade of the RAS/MAPK pathway relative to other inhibitors of ERK or MEK, either alone or in combination.

Treatment of two BRAF V600E-mutated CRC cell lines, RKO and HT-29, with encorafenib in combination with the MEK inhibitor binimetinib, the ERK inhibitor ERAS-007, the ERK inhibitor LY3214996, and the ERK inhibitor ravoxertinib. The Western blot gels depict phosphorylation of RSK (P-RSK) and ERK (P-ERK). Higher levels of phosphorylation are depicted by higher (i.e., darker) band intensity. Total GAPDH protein (GAPDH) serves as a loading control. ERK signaling activity is represented by the phosphorylation state of RSK (P-RSK), which is a downstream target of ERK. The column values indicate the duration of compound incubation of up to 72 hours.

Preclinical anti-tumor activity of ERAS-007

We further showed the breadth of ERAS-007 in vivo activity in CRC, pancreatic cancer, melanoma, and neuroblastoma models harboring alterations in the BRAF, NRAS, or KRAS nodes of the RAS/MAPK pathway. In the BRAF V600E-mutated melanoma CDX A375 model, ERAS-007 showed dose-dependent tumor inhibition with a maximal 104% tumor growth inhibition (TGI) at 30 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the NRAS Q61K-mutated neuroblastoma CDX SK-N-AS model, ERAS-007 showed dose-dependent tumor inhibition with a maximal 82% TGI at 25 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the KRAS G12D pancreatic CDX Panc-1 model, ERAS-007 showed dose-dependent TGI with a maximal 94% TGI at 40 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the KRAS G13D CRC CDX HCT116 model, ERAS-007 showed 101% TGI at 25 mg/kg BID (p-value < 0.001 relative to vehicle control). ERAS-007 showed superior TGI to ulixertinib at 75 mg/kg QD in Panc-1 at doses ranging from 20 mg/kg BID to 40 mg/kg BID. TGI values >100% indicated tumor regression.

TGI in BRAF V600E melanoma
CDX A375
Treatment group
ERAS-007 10 mpk BID
ERAS-007 30 mpk BID
ERAS-007 30 mpk QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
500
1,000
1,500
0
5
10
15
Treatment day
TGI in NRAS Q61K neuroblastoma
CDX SK-N-AS
Treatment group
ERAS-007 12.5 mpk BID
ERAS-007 25 mpk BID
ERAS-007 30 mpk QD
Trametinib 0.15 mpk QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
1,000
2,000
0
5
10
15
20
Treatment day
TGI in KRAS G12D pancreatic cancer
CDX Panc-1
Treatment group
ERAS-007 20 mpk BID
ERAS-007 40 mpk BID
ERAS-007 40 mpk QD
Trametinib 1.5 mpk QD
Ulixertinib 75 mpk QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
250
500
750
1,000
1,250
0
5
10
15
20
Treatment day
TGI in KRAS G13D CRC
CDX HCT116
Treatment group
ERAS-007 25 mpk BID
Ravoxertinib 50 mpk BID
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
400
800
1,200
1,600
0
5
10
15
20
Treatment day

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

ERAS-007 showed statistically significant TGI in BRAF V600E CRC and mutant KRAS NSCLC CDX models as a monotherapy and in combination with standard of care targeted therapies and with ERAS-601 (our first MAPKlamp). In the BRAF V600E CRC CDX model RKO, ERAS-007 exhibited 82% TGI as a monotherapy (p-value < 0.001), 88% TGI in combination with encorafenib (p-value < 0.001) and 93% TGI in combination with encorafenib and cetuximab (p-value < 0.001). In the BRAF V600E CRC CDX model WiDr, ERAS-007 exhibited 102% TGI as a monotherapy (p-value < 0.001), 109% TGI in combination with encorafenib (p-value < 0.001), and 111% TGI in combination with encorafenib and cetuximab (p-value < 0.001). Indicated with an asterisk in the graphic, both ERAS-007 combinations achieved statistically significant TGI relative to either the encorafenib and cetuximab combination or ERAS-007 monotherapy (p-values < 0.01).

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

TGI in BRAF V600E CRC
CDX RKO
Treatment group
ERAS-007 30 mg/kg/dose BID
Cetux. 30 mg/kg Q3D
Encor. 90 mg/kg QD
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD
Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle control
Mean tumor volume (mm3) +/- SEM
2,000
1,500
1,000
500
0
5
10
15
20
Treatment day
TGI in BRAF V600E CRC
CDX WiDr
Treatment group
ERAS-007 30 mg/kg/dose BID
Cetux. 30 mg/kg Q3D
Encor. 90 mg/kg QD
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD
Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle control
Mean tumor volume (mm3) +/- SEM
1,500
1,000
500
0
*
0
10
20
Treatment day
TGI in KRAS G12V mutant NSCLC
CDX NCI-H441
Treatment group
ERAS-007 30 mg/kg BID
ERAS-007 30 mg/kg QD
ERAS-601 15 mg/kg QD
ERAS-601 30 mg/kg QD
ERAS-601 15 mg/kg QD + ERAS-007 30 mg/kg QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
900
600
300
0
10
20
Treatment day
TGI in KRAS G12A mutant NSCLC
CDX NCI-H2009
Treatment group
ERAS-007 30 mg/kg BID
ERAS-007 30 mg/kg QD
ERAS-601 15 mg/kg QD
ERAS-601 30 mg/kg QD
ERAS-601 15 mg/kg QD + ERAS-007 30 mg/kg QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
1,000
500
0
10
20
Treatment day

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

The PK simulations suggest that the dosing regimen of twice daily on day 1 of each week (BID-QW) may potentially provide a meaningful extension of the duration of the PK exposure above the IC90 beyond what has been achieved with 250 mg QW to improve cancer cell killing, while still maintaining Cmin near or below the IC50, to give normal cells a treatment break during each dosing interval. Therefore, in the Phase 1b/2 trial of ERAS-007 in patients with advanced or metastatic cancers (HERKULES-1, described below), in addition to the 250 mg QW expansion cohort, we have evaluated this BID-QW dosing schedule in the dose escalation cohort.

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

Development strategy for ERAS-007

We are pursuing a broad clinical development plan for ERAS-007 across multiple tumor types that includes both monotherapy and combinations with approved and investigational agents. The first series of trials are three PoC trials in solid tumors, NSCLC, and CRC. While providing PoC data, these trials may be expanded to enable potential accelerated approvals in their respective indications:

1.
HERKULES-1 for a potential tissue agnostic indication in solid tumors with RAS/MAPK pathway alterations
2.
HERKULES-2 for EGFR-mutated or KRAS-mutated NSCLC
3.
HERKULES-3 for KRAS-mutated, NRAS-mutated, or BRAF V600E CRC initially, with potential to subsequently expand to other GI cancer populations

In September 2022, we announced preliminary data related to ERAS-007 that are discussed in more detail below. In addition, in October 2022, we reported additional Phase 1b monotherapy data from HERKULES-1 at the 2022 Triple Meeting. These data included preliminary monotherapy safety and pharmacokinetics to support dose selection for combinations of ERAS-007. In addition, we anticipate multiple additional data readouts from our HERKULES clinical trials, including a Phase 1b dose escalation combination data readout from HERKULES-2 in the first half of 2023, a Phase 1b dose escalation combination data readout in RAS- and RAF-mutated GI malignancies from HERKULES-3 in the first half of 2023, a Phase 1b dose expansion combination data readout in BRAF-mutated CRC from HERKULES-3 between the second half of 2023 and the first half of 2024, and a Phase 1b combination data readout for ERAS-007 and ERAS-601 from HERKULES-1 in the first half of 2024.

As shown in the schema below, HERKULES-1 is a Phase 1b/2 trial evaluating ERAS-007 monotherapy in patients with solid tumors. In Part A, a dose-finding portion will determine the MTD and RD when ERAS-007 is given BID-QW, the rationale of which was described earlier in the Phase 1 PK pharmacokinetics section. The primary endpoint of this part is to characterize the safety profile of ERAS-007 when given on a BID-QW schedule. Testing this alternative intermittent dosing schedule will provide us with three schedules (QD, QW, and BID-QW) from which to select the optimal dose and schedule to combine with ERAS-601 (our first MAPKlamp) and other agents. When the ERAS-601 RD is identified from the FLAGSHP-1 trial (described below), we expect to amend the HERKULES-1 trial protocol to identify the optimal dose and schedule for the ERAS-007 and ERAS-601 combination and to evaluate the preliminary efficacy and safety of this MAPKlamp in multiple tumor types. In Part B, which is running in parallel with Part A (since monotherapy responses were observed with the QW schedule in the completed Phase 1 clinical trial of ERAS-007), separate cohorts are evaluating ERAS-007 QW in patients with NSCLC, pancreatic cancer, melanoma, and other solid tumors that harbor RAS/MAPK pathway alterations. These patient populations have high unmet medical needs, as they have exhausted all approved therapies. Patients in some cohorts have not been previously treated with any RAS/MAPK pathway inhibitors (e.g., KRAS, BRAF, or MEK inhibitors), since none of these inhibitors are approved for use in these patients. Patients in other cohorts have been previously treated with RAS/MAPK pathway inhibitors when these agents are part of standard of care. The primary endpoint is an assessment of anti-tumor activity of ERAS-007 in the patient populations. We dosed the first patient in HERKULES-1 in May 2021.

Part D was added to HERKULES-1 in October 2022 via an amendment. This part is assessing the combination of ERAS-007 plus ERAS-601, our first MAPKlamp, in patients with solid tumors harboring RAS/MAPK pathway mutations. The goal is to identify a safe and tolerable regimen for further evaluation in specific RAS/MAPK driven solid tumors for which no approved targeted therapies are available. The first patient in Part D was dosed in December 2022.

Part A: Dose Escalation
ERAS-007 BID-QW
Part B: Dose Expansion
ERAS-007 250mg QW
Part C: Dose Expansion
ERAS-007 BID-QW RD
Solid Tumors
125 mg BID-QW
Solid Tumors
100 mg BID-QW
Solid Tumors
50 mg BID-QW
MAPKm/MAPKi-naive
Pan Tumor (-) CRC/NSCLC
BRAFi-treated
BRAF V600 Melanoma
MAPKm/MAPKi-naive
Pancreatic Cancer
BRAF-treated
BRAF V600 NSCLC
MAPKm/MAPKi-naive
NSCLC
KRASi-treated
KRAS G12C NSCLC
MAPKm/MAPKi-naive
Pan Tumor (-) CRC/NSCLC
BRAFi-treated
BRAF V600 Melanoma
MAPKm/MAPKi-naive
Pancreatic Cancer
BRAF-treated
BRAF V600 NSCLC
MAPKm/MAPKi-naive
NSCLC
KRASi-treated
KRAS G12C NSCLC
Parts A and B enroll in parallel
Optional (pending the outcome of Parts A and B)

Part D: Dose Escalation
(ERAS-007 + ERAS-601)
Cohort 2
ERAS-007 100 mg BID-QW +
ERAS-601 40 mg BID (3/1)
MAPK mutated Solid Tumors
If not tolerated
Dose De-escalation
(if needed)
Cohort 1.5
ERAS-007 75 mg BID-QW +
ERAS-601 40 mg BID (3/1)
MAPK mutated Solid Tumors
Cohort 1
ERAS-007 50 mg BID-QW +
ERAS-601 40 mg BID (3/1)
MAPK mutated Solid Tumors

As shown in the schema below, HERKULES-2 is a Phase 1b/2 master protocol evaluating novel combination therapies for patients with NSCLC. Sub-Study A is focused on patients with EGFR-mutated NSCLC, representing approximately 184,000 new patients worldwide each year, and Sub-Study B is focused on patients with KRAS G12C-mutated NSCLC, representing approximately 240,000 new patients worldwide each year. The master protocol for this clinical trial may be expanded in the future to include other novel combinations and indications in NSCLC. We dosed the first patient in HERKULES-2 in September 2021.

Sub-Study A. For patients with EGFR-mutated NSCLC, the standard of care for newly diagnosed patients with metastatic disease is osimertinib, an EGFR inhibitor. While 77% of patients respond initially, nearly all patients experience disease progression while on osimertinib treatment, and no other targeted therapy is approved in the post-osimertinib setting. Biomarker analyses of tumors that developed resistance to osimertinib showed that RAS/MAPK pathway alterations make up a substantial portion of resistance mechanisms. With the ERAS-007 plus osimertinib combination, we are evaluating in this trial whether combined ERK and EGFR inhibition can overcome osimertinib resistance in EGFR-mutated NSCLC with RAS/MAPK pathway alterations. In Part A1, an ERAS-007 QW RD will be identified in combination with osimertinib. The primary endpoint will be a safety assessment of this combination. In Part A2, this combination regimen will be evaluated in EGFR-mutated NSCLC patients who have progressed on initial osimertinib monotherapy. The primary endpoint will be an assessment of anti-tumor activity. Part A3 will identify the RD of ERAS-007 on a BID-QW schedule in combination with osimertinib, with a safety assessment as the primary endpoint. Part A4 will evaluate this combination with BID-QW schedule in a larger patient population, with a preliminary assessment of anti-tumor activity as the primary endpoint. We have completed enrollment in Sub-Study A.

HERKULES-2 Sub-Study A: EGFR-mutated NSCLC

Sub-Study B. For patients with KRAS G12C NSCLC, the standard of care for previously-treated patients with metastatic disease is sotorasib, a KRAS G12C inhibitor. Only 36% of patients respond initially, and nearly all patients experience disease progression. Biomarker analyses of tumors that developed resistance to a KRAS G12C inhibitor showed that RAS/MAPK pathway alterations make up a substantial portion of resistance mechanisms, highlighting the strong reliance of KRAS G12C NSCLC on this pathway. Our initial plan was to evaluate ERAS-007 plus sotorasib and ERAS-601 plus sotorasib combinations in Sub-Study B. However, due to several developments in the competitive landscape, we have decided to terminate the development of our combinations in the previously-treated setting, and enrollment for Sub-Study B has been closed.

As shown in the schema below, HERKULES-3 is a Phase 1b/2 master protocol evaluating novel combination therapies for patients with GI malignancies. Sub-Study A is focused on patients with BRAF V600E-mutated CRC, representing approximately 180,000 new patients worldwide each year, and Sub-Study B, on patients with KRAS- or NRAS-mutated CRC and KRAS-mutated pancreatic cancer, representing over 1.1 million new patients worldwide each year. The master protocol for this clinical trial may be expanded in the future to include other novel combinations and indications in GI cancers. We dosed the first patient in HERKULES-3 in September 2021.

Sub-Study A. The standard of care for patients with BRAF V600E CRC in the second-/third-line metastatic setting is encorafenib plus cetuximab, an anti-BRAF and anti-EGFR doublet therapy. Only 20% of patients respond, nearly all patients experience disease progression, and the median overall survival is less than 9 months. The prognosis for patients in the post-encorafenib plus cetuximab setting is worse. In preclinical models of BRAF V600E CRC, the addition of an ERK inhibitor to BRAF inhibitor plus EGFR inhibitor substantially enhanced anti-tumor activity and reduced the development of resistance to BRAF inhibitor plus EGFR inhibitor. In Part A1, the ERAS-007 QW RD will be identified in combination with encorafenib plus cetuximab, with a safety assessment of the combination as the primary endpoint. The RD will be evaluated further in two patient populations: BRAF V600E CRC patients who are naïve to encorafenib plus cetuximab treatment and who have been treated with encorafenib plus cetuximab. Enrollment in the arm consisting of patients who have been previously treated with encorafenib plus cetuximab has been paused, and enrollment may be reinitiated based on data from the arm consisting of patients who are naïve to encorafenib plus cetuximab treatment. The primary endpoint will be an assessment of anti-tumor activity. Parts A2 and A3 contain optional cohorts that would allow us to evaluate alternative dosing schedules of ERAS-007 in combination with encorafenib and cetuximab, depending on the results from Part A1.

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

[a] ERAS-007 QW: ERAS-007 oral once a week

[b] ERAS-007 BID-QW: ERAS-007 oral twice a day on a single day each week

[c] ERAS-007 QD: ERAS-007 oral once a day

[d] EC: Encorafenib 300 mg oral daily + Cetuximab 500 mg/m^2 intravenous infusion once every 2 weeks

Sub-Study B. The standard of care for patients with KRAS- or NRAS-mutated CRC in the third-line metastatic setting is typically chemotherapy. However, when treated with regorafenib (a multi-kinase inhibitor) or TAS-102 (chemotherapy), less than 5% of patients respond, nearly all patients experience disease progression, and the median overall survival is around 6 months. In preclinical models of KRAS- or NRAS-mutated CRC, the combined inhibition of cycle and RAS/MAPK pathways demonstrated substantial anti-tumor activity in these highly resistant tumor types. In Part B1 and Part B2, the ERAS-007 QW RD will be identified in combination with two different schedules of palbociclib, with a safety assessment of the combination as the primary endpoint. In Part B3 and Part B4, the alternative schedule of ERAS-007 given BID-QW may be evaluated. One RD and schedule will be evaluated further in previously-treated patients with KRAS- or NRAS-mutated CRC. The primary endpoint will be an assessment of anti-tumor activity.

HERKULES-3 Sub-Study B: KRAS- or NRAS-mutated CRC

Clinical data for ERAS-007

Clinical data from the monotherapy dose escalation cohorts in the HERKULES-1 trial were presented in October 2022 at the 2022 Triple Meeting. Based on a safety evaluable population of 27 patients, the maximum administered dose (MAD) for ERAS-007 was achieved at 125 mg twice a day on a single day each week (BID-QW), which is consistent in dose intensity with the MTDs previously identified on the weekly schedule (250 mg) and on the daily schedule (40 mg). No dose-limiting toxicities (DLTs) were observed at the MAD. There were no treatment-related adverse events that required dose discontinuation. The safety profile of the BID-QW schedule was manageable and reversible. The pharmacokinetic profile exhibited an intermittent IC90 coverage, followed by a coverage below IC50, which allowed for RAS/MAPK pathway signaling recovery in normal cells, achieving a desired profile consistent with PK model prediction. An unconfirmed partial response was seen at 125 mg BID-QW in a patient with pancreatic cancer harboring a KRAS G12V mutation, who had progressed on six prior lines of therapy. This novel regimen offers an alternative intermittent schedule for combination development and has been introduced into ongoing combination studies.

We anticipate dose escalation data readouts for ERAS-007 in combination with osimertinib (HERKULES-2), with encorafenib and cetuximab (HERKULES-3), and with palbociclib (HERKULES-3) in the first half of 2023.

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

Preclinical anti-tumor activity of ERAS-601

As shown in the table below, ERAS-601 significantly inhibited tumor growth as a monotherapy in 18 in vivo models, including HPV-negative, triple wildtype, KRAS G12D, KRAS G12V, EGFR amplified, BRAF Class I and III, and NF1 loss-of-function mutations. In 13 models, ERAS-601 was administered at QD and BID dose schedules. Both dose schedules were well tolerated and showed significant TGI. In a PK/PD study, ERAS-601 also achieved time and dose-dependent increases in plasma concentrations and concomitant reductions in RAS/MAPK pathway signaling, as measured by pERK, in the KRAS G12C-mutated NSCLC xenograft model NCI-H358. Tumor pERK1/2 levels were reduced by more than 50% when ERAS-601 total plasma concentrations exceeded or approximated the IC50/fu, which is the in vitro cellular pERK IC50 unbound fraction in plasma.

Mutation	Model ID	Tumor type	Antitumor activity of ERAS-601 10 mg/kg BID (% TGI)	30 mg/kg QD (% TGI)
HPV-negative	FaDu	H&NSCC	88%***	97%***
	HN3411	H&NSCC	Not evaluated	97%***
Triple wildtype	CR049	CRC	82%***	87%***
	CR021	CRC	106%***	106%***
	CR1023	CRC	Not evaluated	113%**
$KRAS^{G12D}$	LUN232	NSCLC	Not evaluated	73%***
	GP2D	CRC	60%**	71%**
	LS513	CRC	66%*	77%**
	LUN137	CRC	Not evaluated	82%*
$KRAS^{G12V}$	H441	NSCLC	Not evaluated	98%***
EGFR amplification	KYSE-520	Esophageal	100%***	101%***
BRAF class I (BRAF V600E)	WiDr	CRC	67%***	68%***
BRAF class III	NCI-H508	CRC	136%**	135%**
	LUN023	NSCLC	100%*	123%**
$NF1^{LOF}$	MeWo	Melanoma	86%***	85%***
	NCI-H1838	NSCLC	140%**	144%**
	LUN150	NSCLC	167%***	167%***
	LU6484	NSCLC	77%***	83%***

ERAS-601 exhibited significant TGI relative to vehicle control (p-value < 0.05) in two HPV-negative, three triple wildtype (KRAS/NRAS/BRAF wildtype), five KRAS mutant, one EGFR amplified, three BRAF mutant, and four NF1 LOF mutant CDX and PDX models. Significant TGI was observed at both 30 mg/kg QD and 10 mg/kg BID doses. *p-value < 0.05 **p-value < 0.01 ***p-value < 0.001 (p-values assessed relative to vehicle control)

Preclinical activity of ERAS-601 combination therapies

As shown in the figures below, when combined with an EGFR inhibitor, ERAS-601 showed significantly greater TGI than dosing of these inhibitors as monotherapies. This benefit was observed in models that harbored mutations both upstream and downstream of SHP2. These ERAS-601 combinations were generally well tolerated across the tested models as demonstrated by the minimal percentage body weight changes observed.

ERAS-601 + cetuximab TGI in
HPV negative H&NSCC CDX FaDu
Treatment group
ERAS-601 10 mg/kg/dose BID
ERAS-601 30 mg/kg QD
Cetux. 30 mg/kg Q3D
ERAS-601 10 mg/kg/dose BID + Cetux. 30 mg/kg Q3D
ERAS-601 30 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
500
1,000
1,500
2,000
0
10
20
Treatment day
ERAS-601 + cetuximab TGI in
HPV negative H&NSCC PDX HN3411
Treatment group
ERAS-601 15 mg/kg QD
ERAS-601 30 mg/kg QD
Binimetinib 6 mg/kg/dose BID
Binimetinib 9 mg/kg/dose BID
ERAS-601 15 mg/kg QD + Binimetinib 6 mg/kg/dose BID
ERAS-601 15 mg/kg QD + Binimetinib 9 mg/kg/dose BID
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
400
800
1,200
0
10
20
Treatment day
ERAS-601 + cetuximab TGI in
triple wildtype CRC PDX CRC1023
Treatment group
ERAS-601 30 mg/kg QD
Cetux. 30 mg/kg Q3D
ERAS-601 30 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle
Mean tumor volume (mm3) +/- SEM
100
200
300
400
500
0
10
20
Treatment day
ERAS-601 + cetuximab TGI in
triple wildtype CRC PDX CRC049
Treatment group
ERAS-601 10 mg/kg/dose BID
ERAS-601 30 mg/kg QD
Cetuximab 20 mg/kg BIW
ERAS-601 10 mg/kg/dose BID + cetuximab 20 mg/kg BIW
ERAS-601 30 mg/kg QD + cetuximab 20 mg/kg BIW
Vehicle
Mean tumor volume (mm3) +/- SEM
500
1,000
1,500
2,000
0
10
20
Treatment day

ERAS-601 combined with cetuximab showed significant TGI in four CDX and PDX models. The ERAS-601 and cetuximab (EGFR inhibitor) combination showed TGI in two HPV-negative HNSCC CDX and PDX models and two triple wildtype (KRAS/NRAS/BRAF wildtype) CRC PDX models relative to vehicle control (p-value < 0.01) and superior TGI to cetuximab monotherapy treatment.

Development strategy for ERAS-601

Our clinical development plan aims to advance ERAS-601 in combination with other targeted agents to prevent and overcome adaptive resistance mechanisms in order to achieve more durable clinical benefit. In the fourth quarter of 2020, we began evaluating the safety and tolerability of ERAS-601 in a first-in-human dose escalation trial in patients with advanced or metastatic solid tumors in our FLAGSHP-1 trial. The primary endpoints of this trial are assessments of safety and anti-tumor activity. After we have identified the monotherapy RD of ERAS-601, we will evaluate rational combinations with ERAS-601, including dual SHP2 and EGFR inhibition focused on HNSCC (cetuximab combination in FLAGSHP-1), and ERK inhibition with ERAS-007 (our first, innovative MAPKlamp approach) in our HERKULES series of clinical trials. Enrollment of the expansion cohort in the FLAGSHP-1 sub-study evaluating cetuximab in combination with ERAS-601 in CRC is gated based on data from the patients in the HNSCC sub-study. Other agents for potential combinations include approved RTK inhibitors, RAS/MAPK pathway inhibitors, and/or investigational agents we are developing, such as ERAS-3490. Given the wide range of cancers that are dependent on SHP2, we believe ERAS-601 could serve as a backbone for compelling combination therapies to prolong survival for patients.

Clinical data for ERAS-601

Clinical data from the monotherapy dose escalation cohorts in FLAGSHP-1 trial were presented in October 2022 at the 2022 Triple Meeting. Based on a safety evaluable population of 28 patients, the MTDs were identified to be 40 mg daily and 40 mg twice daily for these two schedules. No DLTs were observed at these MTDs, and no treatment-related adverse events led to dose modifications. The safety profiles were manageable, reversible, and well tolerated. Both the pharmacokinetic profile and pharmacodynamic modulation appeared to be dose dependent. A confirmed partial response to ERAS-601 monotherapy was observed in a patient with BRAF Class III-mutated endometrial carcinoma. We anticipate a dose escalation data readout for ERAS-601 in combination with cetuximab in the first half of 2023, and a Phase 1b combination data readout in HPV-negative HNSCC in the first half of 2024.

MAPKlamp: our therapeutic strategy targeting proximal and distal nodes of the RAS/MAPK pathway

MAPKlamp is our novel approach targeting upstream and downstream nodes in the RAS/MAPK pathway designed to shut down, or clamp, the signaling of various oncogenic drivers, such as RTKs, NF1, RAS, RAF, and MEK alterations trapped in between any nodes involving this pathway. With our MAPKlamp approach, we aim to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking the main escape routes that lead to tumor resistance.

ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor) together comprise our first MAPKlamp approach. ERK and SHP2 are the convergent downstream and upstream nodes of the RAS/MAPK pathway, respectively. ERK proteins propagate signaling for multiple cellular functions involved in cell growth and differentiation, which are often overactivated in RAS/MAPK pathway-driven cancers. We believe that targeting ERK, the terminal node of the RAS/MAPK pathway, is an attractive therapeutic approach as it is less prone to MAPK pathway reactivation, which leads to greater suppression of signaling. The second prong of our first MAPKlamp, ERAS-601, is a potent and selective oral inhibitor of SHP2, a critical “on/off switch” that activates RAS-GTP signaling. Our SHP2 inhibitor is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance. Targeting either or both of these key nodes thereby has the potential to serve as a backbone of combination therapy against RAS/MAPK pathway altered cancers.

While BRAF inhibitors have proven to be particularly effective against tumors harboring BRAF Class I mutations, currently no target therapies are approved for BRAF Class II- and III-mutated tumors. In September 2022, we announced promising preliminary data for ERAS-007 and ERAS-601 in BRAF-driven and RAS/MAPK-altered solid tumors. A retrospective pooled analysis of all trials evaluating ERAS-007 or ERAS-601 in advanced solid tumors was performed that included our ongoing HERKULES-1 and FLAGSHP-1 trials and Asana’s previously completed ASN007-101 trial. Data from monotherapy dose escalation of ERAS-007 and ERAS-601 are consistent with data from nonclinical models that tumors with BRAF mutations are sensitive to agents that target the RAS/MAPK pathway, including ERK and SHP2 inhibitors. Of the nine patients with BRAF mutations, four achieved confirmed or unconfirmed responses to either single agent ERAS-007 or ERAS-601 during dose escalation. These include one patient with BRAF Class I, two with BRAF Class II, and one with BRAF Class III. See figures below. These monotherapy responses within a biomarker-defined population suggest that a combination could be even more effective.

Since ERAS-007 and ERAS-601 are potent inhibitors of a common pathway, a natural question is whether overlapping toxicity may be a challenge for this combination. A comparison of the safety profile of each individual compound indicates that overlapping toxicity is minimal and primarily centered on low-grade diarrhea. (See figure below.)

Data cut off for FLAGSHP-1: 11JUL2022 & for HERKULES-1: 23May2022. In this table is reported the number of patients who experienced the reported AE at the highest grade. TRAEs included in this table met at least one of the following criteria: (1) experienced by ≥ 2 patients in either the 20 and 40 mg BID treatment group for ERAS-601 OR the 50-125 mg BID-QW column for ERAS-007; (2) experienced by at least 1 patient and Grade ≥3

With promising early anti-tumor activity, and minimal overlapping toxicities, we have undertaken a dose finding trial for the ERAS-007 and ERAS-601 combination in the HERKULES-1 trial. We dosed the first patient with this MAPKlamp combination in December 2022.

We are nonclinically evaluating additional MAPKlamp combinations that we may advance into the clinic in our future SEACRAFT-3 trial. These new combinations include naporafenib, which targets the distal RAF node on the RAS/MAPK pathway, with our other RAS/MAPK pathway targeting agents (including ERAS-007 and ERAS-601) and/or external agents. Given the breadth of our pipeline, we believe we are the only company that has the therapeutic and strategic flexibility to comprehensively target every critical node in the RAS/MAPK pathway that could drive cancer signaling.

ERAS-801: our CNS-penetrant EGFR inhibitor

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

The lack of clinical activity is likely multifactorial, but we believe there are two primary reasons why approved EGFR inhibitors are not effective: (1) the molecules do not penetrate the CNS well, and (2) the molecules are weak inhibitors of GBM-relevant mutant EGFR proteins, such as EGFRvIII, as homodimers or heterodimers that include wildtype EGFR.

ERAS-801 is designed to be a potent, selective, reversible, and orally available small molecule with both: (1) highly enhanced CNS penetration (3.7:1 brain:plasma ratio in mice) and (2) the ability to target both EGFR mutants such as EGFRvIII, the most common mutant form of EGFR found in GBM, and wtEGFR, which heterodimerizes with EGFRvIII.

High CNS penetration of ERAS-801

Whereas approved EGFR inhibitors have suboptimal CNS penetration for primary brain tumors, as shown below, ERAS-801 showed substantially higher values of Kp and Kp,uu (partition coefficients that measure bound and unbound drug concentration, respectively) compared to osimertinib, afatinib, erlotinib, gefitinib, and dacomitinib. The figure below is for illustrative purposes only and is not a head-to-head comparison. These data were generated from different studies, and caution should be exercised when comparing data across studies.

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

In vivo studies showed that total ERAS-801 concentration was present in the brain by a factor of 3.7x relative to plasma, and its unbound concentration in the brain was 1.2x higher than in plasma. This high CNS penetration translated into enhanced in vivo survival benefit, which was observed in the EGFRvIII-mutated patient-derived glioma model GBM39. In this study, ERAS-801 significantly extended the survival of mice at 10 mg/kg, 25 mg/kg, and 75 mg/kg doses relative to vehicle control (p-value < 0.05). In this model, ERAS-801 achieved a significantly greater survival benefit than comparator EGFR inhibitors, osimertinib, lapatainib, and erlotinib, demonstrating its BIC potential as an EGFR inhibitor in GBM (p-value < 0.05). ERAS-801 was more extensively characterized in 30 patient-derived glioma models that were intended to captured the heterogeneity of GBM. In this model set, ERAS-801 showed significant survival benefit and TGI in 93% of 14 patient-derived glioma models that harbored EGFR amplifications +/- EGFRvIII and extracellular domain EGFR mutations. In the 16 patient-derived glioma models that were not EGFR mutant, ERAS-801 achieved a significant survival benefit and TGI in 31% of models (p-value < 0.05). These preclinical in vivo data highlight ERAS-801’s potent CNS activity against EGFR-mutated GBM, which comprises up to 60% of all GBM.

ERAS-801 survival benefit in patient-derived glioma model GBM39 (EGFRvIII)

Percent Survival
100
50
0
0
30
40
50
60
70
80
90
100
Treatment (Days)
Vehicle
ERAS-801 10 mg/kg
ERAS-801 25 mg/kg
ERAS-801 75 mg/kg

ERAS-801 showed dose-dependent survival benefit in the in vivo GBM PDX model GBM39, which harbored the EGFRvIII splice variant and was EGFR amplified.

Probability of Survival
100
50
0
0
25
50
75
100
Treatment (Days)
***
Vehicle
Erlotinib
Lapatinib
Osimertinib
ERAS-801

ERAS-801 showed superior survival benefit to erlotinib, lapatinib, and osimertinib in the patient-derived EGFR amplified and EGFR vIII-mutated GBM model, GBM39. Erlotinib, lapatinib, and osimertinib were dosed so that they achieved human equivalent exposures. ERAS-801 was dosed at 25 mg/kg QD, 3x below its MTD of 75 mg/kg QD.

ERAS-801 was evaluated at 25 mg/kg QD in 30 patient-derived glioma models. This patient-derived glioma model set was intended to capture the heterogeneity of GBM by encompassing a variety of disease stages (e.g., primary or recurrent), patient sex, and MGMT methylation status. In this model set, ERAS-801 treatment resulted in significant survival benefit in 93% of patient-derived glioma models that harbored an EGFR alteration, which included EGFR amplification, EGFRvIII splice variant, and/or EGFR ECD mutation (n=14 total models). In contrast, ERAS-801 treatment resulted in significant survival benefit in 31% of models that did not harbor an EGFR amplification, EGFRvIII, or EGFR extracellular domain mutation. Survival benefit associated with a p-value < 0.05 was considered significant.

Development strategy for ERAS-801

We believe that ERAS-801 could provide benefit to approximately 125,000 patients with newly diagnosed GBM worldwide per year. GBM is a difficult-to-treat, aggressive cancer that can occur in the brain or spinal cord. Current therapy consists primarily of surgical resection of the tumor, followed by radiation and chemotherapy. Once GBM recurs, therapeutic options for patients are limited. EGFR amplifications and mutations are detected in up to 60% of GBM cases and are generally indicative of poor prognosis. In the fourth quarter of 2021, our IND was cleared by FDA to proceed with a Phase 1 clinical trial of ERAS-801. In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial in recurrent GBM that will evaluate the safety, PK, and PD effects of ERAS-801 as a single agent. Preliminary evaluation of anti-tumor activity will also be performed in patients who have tumors harboring alterations in EGFR. We anticipate reporting initial Phase 1 data in the second half of 2023.

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

This historic discovery spurred multiple companies to develop KRAS G12C inhibitors, including the recently approved sotorasib and others that are currently in clinical trials. While single agent activity to date has been most promising in NSCLC, opportunities remain for improvement in CNS penetration to be able to address the propensity of NSCLC to metastasize to the brain. Worldwide, KRAS G12C mutations affect approximately 350,000 patients with cancer, with NSCLC comprising two-thirds of these patients, and CRC one-sixth of these patients. NSCLC has the highest rate of CNS metastases, and the CNS is a site of progression in approximately 25% to 50% of patients on standard of care therapies. Hence, we believe a CNS-penetrant KRAS G12C inhibitor, either as a monotherapy or in combination therapies, would represent an important advance in maintaining systemic disease control, prolonging response, and preventing CNS progression. In preclinical in vivo experiments, approved KRAS G12C inhibitors sotorasib and adagrasib (together, the reference compounds) were poorly CNS-penetrant, detectable in the CNS at less than 10% of the plasma level. We have been designing and optimizing KRAS G12C inhibitors that have shown comparable or superior anti-tumor activity to the reference compounds and robust ability to cross the blood-brain barrier (BBB) in order to address this key limitation.

Preclinical profile of ERAS-3490 and other pre-candidates

Our team discovered a novel scaffold that binds the S-IIP in a different configuration which allows us to optimize potency while also enabling high CNS penetration.

ERAS-3490 was derived from this novel scaffold and potently inhibited the proliferation of 17 KRAS G12C cell lines with IC50s ranging from 1.4 nM to 82 nM. These values were comparable to reference compounds, which showed IC50s ranging from 2 nM to 35 nM in the same cell line panel.

3D CTG IC$_{50}$, nM
KRAS G12C
BRAF V600E
KRAS G12D
KRAS G12V
KRAS G13D
KRAS Q61R
KRAS WT
NRAS Q61K/R
40000
30000
20000
10000
60
40
20
0
NSCL
CRC
Synthetic
Bladder
Pancreatic
Esophageal
Gastric
Melanoma
NCI-H1792-GFP
LIM2099
RI KRAS G12C
IA-LM-GFP
UM-UC-3-GFP
NCI-H358-GFP
SW-837
HCC44
NCI-H1373-GFP
NCI-H2030
HCC1171-GFP
LU65
NCI-H23-GFP
SW-1463
MIA PaCa-2-GFP
LU99
NCI-H2122-GFP
SW-1573-GFP
KYSE-410
RKO
WiDr
SNU-1
AGS
RI KRAS G12D
AsPC-1
HuP-T4
Capan-1
RI KRAS G12V
RI KRAS G13D
HCT-8
RI KRAS Q61R
RI KRAS WT
SK-MEL-30
SK-MEL-2

ERAS-3490 effects on 3D cell viability (5 days post treatment) and proliferation across a panel of KRAS G12C and non-KRAS G12C cell lines. ERAS-3490 exhibited >7,000-fold selectivity for KRAS G12C versus KRAS WT by comparison of 3D CTG IC50 values from synthetic cell lines harboring these respective mutations (RI KRAS WT : RI KRAS G12C) and >950-fold selectivity when comparing all non-KRAS G12C cell lines to all KRAS G12C-harboring cell lines.

ERAS-3490 was also a highly selective inhibitor of KRAS G12C, which is supported by ERAS-3490 adducting with only one other peptide when incubated for 4 hours in the KRAS G12C-mutated cell line NCI-H358. The figure below shows that KRAS G12C was strongly (x-axis) and significantly depleted (y-axis) when incubated with ERAS-3490, indicating that it strongly and selectively bound to KRAS G12C.

ERAS-3490 selectively bound to KRAS G12C protein in cell-based Cysteine Enrichment Proteome (CEP) assays. This assay quantifies the covalent binding activity of cysteine-targeting compounds, like ERAS-3490, after being incubated with NCI-H358 cells for 4 hours at 1 µM. The depletion of cysteine-containing proteins in the compound treatment sample relative to vehicle treatment indicates that the compound is covalently binding to that peptide. The x-axis represents the magnitude of protein depletion, and the y-axis represents the significance of depletion. The only protein that was significant depleted by ERAS-3490 was KRAS G12C (p-value < 1.0e-4), marked in red.

In an exploratory intracranial KRAS G12C NSCLC CDX NCI-H1373 model in panel (A) of the figure below, ERAS-3490 demonstrated that its superior physicochemical properties and PK profile enabled it to significantly inhibit growth at two doses in an intracranial KRAS G12C CDX study. Representative images of this study in Panel (B) demonstrate ERAS-3490’s ability to reduce intracranial tumors to near undetectable levels. In panel (C), ERAS-3490 outperformed a reference compound in anti-tumor activity in another intracranial CDX study, both at the initial dose of 100 mg/kg QD for the first nine days and upon lowering the dose to 30 mg/kg for the remainder of the study. In panel (D), ERAS-3490 demonstrated comparable to superior anti-tumor activity at two different doses relative to a reference compound in a subcutaneous pancreatic cancer model (MIA PaCa-2).

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

(A) ERAS-3490 was dosed BID in an intracranially injected and luceriferase labeled KRAS G12C-mutated CDx model, NCI-H1373. ERAS-3490 was dosed at both 30 mg/kg BID and 100 mg/kg BID. ERAS-3490 significantly inhibited tumor growth relative to vehicle control (p-value < 0.01. (B) Representative bioluminescence images of mice from the same study shown in Panel A. (C) ERAS-3490 and a reference compound were dosed QD in an intracranially injected and luciferase labeled KRAS G12C-mutated CDX model, NCI-H1373. All compounds were dosed at 100 mg/kg QD on days 1-9 and then at 30 mg/kg QD on days 10-42. ERAS-3490 significantly inhibited tumor growth relative to vehicle control (p-value < 0.01). (D) ERAS-3490 and a reference compound were dosed in a KRAS G12C inhibitor sensitive pancreatic cancer CDX, MIA PaCa-2, for 28 days. ERAS-3490 significantly inhibited tumor growth at both 30 mg/kg QD (p-value < 0.01) and 100 mg/kg QD (p-value < 0.001) relative to vehicle control. ERAS-3490 showed minimal body weight change at doses up to 100 mg/kg QD, demonstrating good tolerability.

We believe ERAS-3490 is the only KRAS G12C inhibitor specifically designed to cross the BBB. We nominated ERAS-3490 as our DevCan in June 2021, and in December 2022, the FDA cleared the IND for ERAS-3490.

Development strategy for ERAS-3490

We plan to develop ERAS-3490 initially as a monotherapy in KRAS G12C-mutated NSCLC. This clinical study, AURORAS-1, conducted alone or with a partner, will evaluate the hypothesis that improved CNS penetration will enhance clinical activity, broaden the patient population, prolong response, delay disease progression, and extend survival. Opportunities for potential combination therapies to be developed in NSCLC and other solid tumors, such as CRC and pancreatic cancer, also exist. We anticipate a Phase 1 data readout from AURORAS-1 in 2024.

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

ERAS-4: our KRAS G12D program

Our ERAS-4 program endeavors to develop small molecules that potently and selectively bind KRAS G12D. When bound to KRAS G12D, these inhibitors will prevent RAS-mediated signaling by locking KRAS G12D in the inactive GDP-bound state and/or obstructing KRAS G12D’s ability to bind downstream effector proteins, such as BRAF and CRAF. We are accelerating advancement of this program by leveraging our in-house chemistry, biology, and structural biology expertise gained from working on our RAS-GDP and other RAS-GTP programs. We have generated molecules with low nanomolar IC50 potency against KRAS G12D in the biochemical RAS-cRAF binding assay and high selectivity vs. KRAS wildtype. We are further optimizing these molecules for oral bioavailability.

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

To pursue our therapeutic strategy of targeting escape routes, our ERAS-5 program is focused on developing potent, selective inhibitors of ULK1/2 so that we can further boost tumor cell death in combination with our RAS/MAPK pathway inhibitors. We have generated multiple promising ERAS-5 compounds that showed strong biochemical and cellular potency and selectivity.

As an example, our proprietary ERAS-5 compound, ERAS-8396, potently inhibited ULK1 and ULK2 kinases with single digit nanomolar biochemical IC50s and showed greater than 640x biochemical selectivity against AMPK. AMPK is a master cellular metabolic regulator and a frequent off-target kinase for other ULK inhibitors with published structures. This compound also potently binds to ULK1 in cells with a 6 nM IC50 as measured by a cell-based target engagement assay. This potent binding inhibits ULK from signaling directly downstream, as measured by pATG14 inhibition (ATG14 is a direct substrate of ULK1/2), and inhibits the autophagy pathway, as measured by LC3-GFP. The LC3-GFP assay quantifies autophagosomes in the cells via fluorescent microscopy. In this assay, higher numbers of autophagosomes are associated with higher levels of autophagy.

Table of biochemical and cell-based attributes of ERAS-8396. Potency against ULK and a key off-target kinase, AMPK, were assessed biochemically. Cellular direct binding to ULK1 was measured by a target engagement assay (TEA). Cellular inhibition of the autophagy pathway was assayed by pATG14, a direct substrate of ULK1/2, and LC3-GFP, an assay that quantifies autophagosomes in the cell, which is an indicator of autophagy activity.

We believe that agents targeting the RAS/MAPK pathway could benefit from combination with an ULK1/2 inhibitor, addressing up to 2.6 million patients with cancer annually worldwide. This includes over 400,000 patients with RAS-mutated pancreatic cancer since pancreatic cancer tumors have upregulated RAS/MAPK pathway signaling and autophagy may already be upregulated due to these tumors growing in nutrient poor environments. As shown below, a promising clinical case report showed that combining a non-specific autophagy inhibitor, hydroxychloroquine, with a RAS/MAPK pathway inhibitor, trametinib, meaningfully reduced tumor burden in a patient with metastatic pancreatic cancer. The patient’s level of CA19-9, a blood-based marker of overall tumor burden, rapidly decreased upon initiation of this combination therapy and remained low through 5 months of treatment. This patient had previously progressed on multiple chemotherapy regimens and an mTOR inhibitor, everolimus.

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

ERAS-10: our protein degrader program

We are exploring protein degradation as an alternative mechanism to complement our approach of enzymatically inhibiting oncogenic proteins. Degrader molecules bind to a target oncogenic protein and cellular machinery that label proteins for degradation. Within proximity of each other, the degrader machinery labels the target protein through a process called ubiquitination, and the labeled protein is degraded. Degraders can offer advantages over enzymatic inhibitors, such as the ability of a single degrader molecule to tag many copies of the target oncoprotein for degradation and the ability of a degrader to more effectively inhibit the function of non-enzymatic proteins. We think this approach will allow us to target a broader range of proteins within the RAS/MAPK pathway and may help us more effectively target a subset of oncogenic proteins than via enzymatic inhibition alone. We have generated degraders that have demonstrated in vivo PoC activity. We are further optimizing those for potency and drug metabolism and pharmacokinetics properties.

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

ERAS-12: our EGFR D2/D3 bispecific antibody program

Inhibition of wildtype EGFR signaling mediated by overexpression of EGFR has shown promise in treating various tumors, including HNSCC and CRC. In tumors where overexpression of EGFR is thought to be the primary driver of EGFR signaling, an antibody-based approach is the most effective way to target the receptor, and approved antibodies have demonstrated good tolerability as well as activity by inhibiting EGFR activation and mediating antibody-dependent cellular cytotoxicity, a process by which the antibody alerts the immune system to attack the bound tumor cell. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the inactive conformation of wildtype EGFR, and no approved antibodies target domain II (D2), which is the active, ligand binding, conformation of wildtype EGFR. Antibodies targeting D2 are expected to be more effective when epidermal growth factor (EGF) or other members of the EGF family are overexpressed.

We are developing a bispecific antibody that is active against both the inactive and active conformations of wildtype EGFR.

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

Our acquisition and license agreements

Novartis

In December 2022, we entered into an exclusive license agreement (the Novartis Agreement) with Novartis under which we were granted an exclusive, worldwide, royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Novartis to develop, manufacture, use, and commercialize naporafenib in all fields of use. We have the right to sublicense (through multiple tiers) our rights under the Novartis Agreement, subject to certain limitations and conditions, and are required to use commercially reasonable efforts to commercialize licensed products in certain geographical markets.

The license granted under the Novartis Agreement is subject to Novartis’ reserved right to: (i) develop, manufacture, use, and commercialize compounds unrelated to naporafenib under the licensed patent rights and know-how, (ii) use the licensed patent rights and know-how for non-clinical research purposes, and (iii) use the licensed patent rights and know-how to the extent necessary to perform ongoing clinical trials and its obligations under existing contracts and under the Novartis Agreement.

Under the Novartis Agreement, we made an upfront cash payment to Novartis of $20 million and issued 12,307,692 shares of our common stock to Novartis. We are obligated to make future regulatory milestone payments of up to $80 million and sales milestone payments of up to $200 million. We are also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions.

The Novartis Agreement will expire upon the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis, and is the later of: (i) ten years from the date of first commercial sale for the licensed product in such country, (ii) the last to expire valid claim within the licensed patent rights covering such licensed product, or (iii) the expiration of all regulatory exclusivity for the licensed product in such country. Upon expiration of the Novartis Agreement, on a licensed product-by-licensed product and country-by-country basis, we will have a fully paid-up, perpetual, and irrevocable license to develop, manufacture, use, and commercialize the licensed products.

The Novartis Agreement may be terminated in its entirety by either party in the event of an uncured material breach by the other party. Novartis may terminate the Novartis Agreement upon written notice in the event we become subject to specified bankruptcy, insolvency, or similar circumstances. We may terminate the Novartis Agreement in its entirety at any time upon the provision of prior written notice to Novartis.

Upon termination of the Novartis Agreement for any reason, all rights and licenses granted to us will terminate. In addition, upon termination of the Novartis Agreement for any reason other than its natural expiration, Novartis has an option to negotiate a license under any patent rights, know-how, or other intellectual property rights relating to the licensed products that are owned or controlled by us for the purpose of developing, manufacturing and commercializing the licensed products on terms to be negotiated between the parties.

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

Under the NiKang Agreement, we made an upfront payment of $5 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, we paid an additional $7 million after publication of a US patent application that covered the composition of matter of ERAS-601. We are also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157 million for the first licensed product and $151 million for a second licensed product. We are also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split net sublicensing revenues earned under sublicense agreements that we enter into with any third party before commencement of the first Phase I clinical trial for a licensed product.

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

Under the Katmai Agreement, we made an upfront payment of $5.7 million and Katmai agreed to purchase shares of our Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In connection with our IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of our common stock, in the aggregate. We are obligated to make future development and regulatory milestone payments of up to $26 million, of which $2 million was paid in March 2022, and commercial milestone payments of up to $101 million. We are also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions.

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

Emerge Life Sciences

In March 2021, we entered into an asset purchase agreement (the ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein we purchased all rights, title, and interest (including all patent and other intellectual property rights) to ELS’s EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the ELS Purchase Agreement, we issued 500,000 shares of our common stock to ELS and made an upfront payment of $2 million. We are not obligated to pay royalties on the net sales of products covered by the acquired intellectual property. Under the ELS Purchase Agreement, ELS is committed to performing certain studies on the Antibodies to assist in development activities, the costs of which shall be mutually agreed upon and for which we will be responsible.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies, and traditional chemotherapy. There are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, AstraZeneca, Black Diamond Therapeutics, BioMed Valley Discoveries, Boehringer Ingelheim, BridgeBio, Bristol Myers Squibb, Deciphera Pharmaceuticals, Eli Lilly, Jacobio Pharmaceuticals (in collaboration with AbbVie), Janssen, Merck, Mirati Therapeutics, Novartis, Pfizer, Relay Therapeutics (in collaboration with Genentech), Revolution Medicines, Roche/Genentech, and Sanofi.

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

To cover our proprietary technologies and our current pipeline of proprietary product candidates and related methods, such as methods of use, we have issued patents and patent applications representing fifty-seven patent families. As of December 31, 2022, our patent estate, which consists of owned and in-licensed patent families, includes eighteen issued US patents, seventeen pending US non-provisional patent applications, thirty-two pending US provisional patent applications, one hundred twenty-five issued foreign patents, thirty-one pending international patent applications filed under the Patent Cooperation Treaty (PCT application), and one hundred sixty-one pending foreign patent applications in various markets outside of the United States. In particular, we have patent applications pending for each of our product candidates.

Naporafenib

As of December 31, 2022, we have in-licensed ten patent families from Novartis. The ten patent families relate to RAF inhibitors, their preparation, and methods of use. One of the families covers the naporafenib product candidate compound and additional RAF inhibitor compounds, their preparation and method of use, and includes four issued US patents, eighty-two issued foreign patents, and nine pending foreign patent applications. The nine additional in-licensed families cover further methods of using naporafenib, diagnostic methods, and additional RAF inhibitor compounds, their preparation and method of use, and include two pending US provisional patent applications, four issued US patents, five pending US non-provisional applications, one pending PCT patent application, seventeen issued foreign patents, and forty-two pending foreign patent applications. The granted patents and any further patents that issue from applications from the ten in-licensed families are expected to expire between 2034 and 2043, absent any patent term adjustments or extensions.

ERAS-007

As of December 31, 2022, we have in-licensed three patent families from Asana. The three patent families relate to ERK 1/2 inhibitors, their preparation, and methods of use. One of the families covers the ERAS-007 product candidate compound and additional ERK1/2 inhibitor compounds, their preparation and method of use, and includes four issued US patents, one pending US non-provisional patent application, twenty-four issued foreign patents, and ten pending foreign patent applications. The additional in-licensed families cover methods of using ERAS-007, and include one pending US non-provisional patent application, one pending PCT patent application and seven pending foreign patent applications. The granted patents and any further patents that issue from applications from the three in-licensed families are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2022, we also own seven patent families relating to ERAS-007. The patent families include eight pending US provisional patent applications, six pending PCT patent applications and five foreign pending patent applications. Any patents issued from these patent applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

ERAS-601

As of December 31, 2022, we have in-licensed two patent families from NiKang. These two patent families relate to SHP2 inhibitor compositions, their preparation, and methods of use. One of the families covers the ERAS-601 product candidate compound, its preparation and method of use, and includes three issued US patents, one pending US non-provisional patent application, and twenty-six pending foreign patent applications. The second family covers additional SHP2 inhibitor compositions, their preparation and methods of use, and includes one issued US patent and seven pending foreign patent applications. The granted patents and any further patents that issue from applications from the two in-licensed families are expected to expire in 2039, absent any patent term adjustments or extensions.

As of December 31, 2022, we also own seven patent families relating to ERAS-601. These families include two pending US provisional patent applications, six pending PCT patent applications and one pending foreign patent application. Any patents issued from these applications are expected to expire between 2041 and 2042, absent any patent term adjustments or extensions.

ERAS-801

As of December 31, 2022, we have sub-licensed four patent families from Katmai, which Katmai in-licensed from the University of California, Los Angeles (UCLA). One of the families covers the ERAS-801 product candidate compound and additional EGFR inhibitor compounds, their preparation and method of use, and includes one issued US patent, one pending US non-provisional patent application, and twenty-six pending foreign patent applications. The three additional in-licensed families relate to diagnostic assays and additional EGFR inhibitor compounds, their preparation and method of use, and include one pending US non-provisional patent application, two pending PCT patent applications, and eight pending foreign patent applications. The granted patent and any further patents that issue from applications from the four in-licensed patent families are expected to expire between 2038 and 2041, absent any patent term adjustments or extensions.

As of December 31, 2022, we co-own with UCLA one patent family, relating to additional EGFR inhibitor compositions, their preparation and method of use. This patent family includes one pending PCT application. Any patents issued from this application are expected to expire in 2041, absent any patent term adjustments or extensions.

As of December 31, 2022, we own one patent family relating to EGFR inhibitor polymorph forms, their preparation and method of use. This patent family includes one pending PCT application. Any patents issued from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-3490

As of December 31, 2022, we own nine patent families relating to KRAS G12C inhibitors, their preparation, and method of use. These patent families include five pending US non-provisional patent applications, five pending US provisional patent applications, six pending PCT patent applications, and five pending foreign applications. Any patents issued from these applications are expected to expire between 2040 and 2043, absent any patent term adjustments or extensions.

ERAS-2/3

As of December 31, 2022, we have in-licensed one patent family from UCSF relating to covalent inhibitors of GTP- and GDP-bound RAS, their preparation, and method of use. This patent family includes one issued US patent, two pending US non-provisional patent applications, two issued foreign patents and eleven pending foreign patent applications. The granted patent and any further patents that issue from these applications are expected to expire in 2037, absent any patent term adjustments or extensions.

ERAS-4

As of December 31, 2022, we own four patent families relating to KRAS G12D inhibitors, their preparation, and method of use. These patent families include two pending US provisional patent applications, three pending PCT applications, and one pending foreign patent application. Any patents issued from these applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

ERAS-5

As of December 31, 2022, we have in-licensed one patent family from LifeArc relating to ULK1/2 inhibitors, their preparation, and method of use. The patent family includes one pending PCT patent application. Any patents issued from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

As of December 31, 2022, we own one patent family relating to ULK1/2 inhibitors, their preparation, and method of use, and includes three pending US provisional patent applications, one pending PCT patent application, and one foreign pending patent application. Any patents issued from this application are expected to expire in 2042, absent any patent term adjustments or extensions.

ERAS-10

As of December 31, 2022, we own four patent families relating to PROTAC conjugates with undisclosed RAS/MAPK pathway target(s), their preparation, and method of use. These patent families include nine pending US provisional patent applications, one pending PCT application and one foreign pending patent application. Any patents issued from these applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

ERAS-12

As of December 31, 2022, we own two patent families relating to EGFR D2/D3 bispecific antibodies, their preparation, and method of use. The patent families include one pending US provisional patent application, one pending PCT application and one pending foreign patent application. Any patents issued from this application are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

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

We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We currently have an issued United States trademark for our “ERASCA” mark and have registrations for such mark pending in foreign jurisdictions, including the European Union. We have also filed a trademark application in the United States as well as foreign jurisdictions, including the European Union, for registration of our “MAPKLAMP” mark.

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

US regulation of drugs and biologics

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations, and biologics under the FDCA and the Public Health Service Act and their implementing regulations. FDA approval of a NDA or biologics license application (BLA) or supplement is required before any new unapproved drug, biologic or dosage form, including a new use of a previously approved drug or biologic, can be marketed in the United States.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Drug product marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2), or 505(b) (2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Other US regulatory requirements

In addition to FDA regulation of pharmaceutical products, pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

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

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

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

Facilities

Our corporate headquarters is located in San Diego, California, where we lease and occupy 77,828 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances.

We also lease 29,542 square feet of office and laboratory space in South San Francisco, California pursuant to a lease that expires in October 2032, with an option to extend the term by 5 years, subject to certain conditions.

We believe our existing facilities are adequate to meet our current business requirements for the near term, and that additional space will be available on commercially reasonable terms, if required.

Employees

As of February 28, 2023, we had 129 full-time employees (FTEs), 51 of whom have doctorate degrees. Of our FTEs, 93 are engaged in research and development activities, and 36 are engaged in general and administrative activities. Substantially all of our employees are located in San Diego County, California. None of our employees are represented by labor unions or covered by collective bargaining units. We consider our relationship with our employees to be good.

Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on July 2, 2018 as Erasca, Inc. Our principal executive offices are located at 3115 Merryfield Row, Suite 300, San Diego, California 92121, and our telephone number is 858-465-6511. Our website address is www.erasca.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year: (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Our scientific approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop or obtain regulatory approval for any products of commercial value. In addition, while Novartis previously completed a Phase 2 clinical trial for naporafenib, our remaining product candidates are in early clinical development or in the preclinical or discovery stage. We have not yet completed any later-stage, large-scale or pivotal clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue. Our net losses were $242.8 million and $122.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $481.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies, and seek regulatory approval for our current product candidates and any future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including naporafenib, ERAS-007, ERAS-601, and ERAS-801. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million through the Agent. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sale Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
•
the costs and timing of manufacturing for our product candidates with contract manufacturing organizations (CMOs), including commercial manufacturing, if any product candidate is approved;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel, consultants, and contract research organizations (CROs) as our preclinical and clinical activities increase;
•
the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;
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
•
any delays and cost increases that result from the COVID-19 pandemic and other geopolitical or economic events (such as the ongoing conflict between Russia and Ukraine and the inflationary trends in the United States);

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

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

Our portfolio of investments or bank deposits may be subject to market, interest and credit risk that may reduce their value and adversely affect our business, results of operations and financial condition.

The value of our investments may decline due to interest rate changes, downgrades of the bonds and other securities included in our investment portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the closure of Silicon Valley Bank (SVB) and Signature Bank and the appointment of the Federal Deposit Insurance Corporation (FDIC) as receiver created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks related to the discovery, development and regulatory approval of our product candidates

We are early in our development efforts. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize any of our current or future product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts with ERAS-007, ERAS-601, ERAS-801, and ERAS-3490 in early clinical development. In addition, while Novartis has conducted clinical trials for naporafenib, we have yet to complete any clinical trials for this product candidate. As a result, our assumptions about naporafenib’s development potential are based in large part on the data generated from such trials conducted by Novartis and we may observe materially and adversely different results as we conduct our planned clinical trials. All of our other programs are still in the preclinical or discovery stage. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;
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

ERAS-007, ERAS-601, ERAS-801, as well as our ERAS-3490 product candidate, are in early clinical development. In addition, while Novartis has conducted clinical trials for naporafenib, we have yet to complete any clinical trials for this product candidate. As an organization, we have not completed any clinical trials for any of our product candidates. In addition, while we believe our pipeline will yield multiple additional INDs for our development programs in the future, we may not be successful in our discovery efforts, and even if successful, we may not be able to submit INDs and have such INDs accepted to enable us to commence clinical trials on the timelines we expect, if at all. Our research methodology and scientific approach may be unsuccessful in identifying additional product candidates, and any product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In particular, using multiple agents to shut down multiple nodes of the RAS/MAPK pathway simultaneously is a novel approach that may have unexpected consequences, including adverse events that preclude successful development and approval of our product candidates. Further, because all of our current product candidates and development programs are based on the RAS/MAPK pathway, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts, such as those for our anticipated SEACRAFT series of clinical trials, our FLAGSHP-1 clinical trial, or HERKULES series of clinical trials. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while naporafenib was evaluated in several clinical trials that we believe demonstrated PoC prior to our in-licensing the compound, and in September 2022, we announced promising preliminary data for ERAS-007 and ERAS-601, we do not know how any of these product candidates will perform in our planned clinical trials, whether due to design differences, patient population or otherwise. For these reasons and others, we do not know whether our product candidates will perform in ongoing or future clinical trials as they have performed in prior trials and studies or in preliminary or interim data readouts for ongoing trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed for any of our development programs, such results may delay or prevent the initiation of clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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
•
transfer of manufacturing processes to larger-scale facilities operated by a CMO, delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with cGMP regulations or other applicable requirements; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In particular, our anticipated SEACRAFT series of clinical trials are being designed based on the learnings from previously completed clinical trials conducted by Novartis. Although we do not currently expect the FDA to require us to conduct additional clinical trials prior to initiating our anticipated SEACRAFT-2 trial, there is risk that the FDA may ask questions or require additional information in order for us to advance naporafenib into a pivotal trial.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. For example, ophthalmic toxicities have been observed during treatment with MEK-targeted agents and also occur with ERK inhibitors, and reversible retinopathy is a well-known MEK/ERK class effect. Skin toxicities have also been noted as a class effect of inhibitors of RAF, MEK, and ERK. Skin TRAEs were observed in clinical trials of naporafenib, consistent with those associated with the RAF inhibitor class. Both skin and ophthalmic TRAEs were observed in clinical trials of ERAS-007, consistent with those associated with the MEK/ERK inhibitor class. Gastrointestinal toxicities have been associated with the use of MEK/ERK inhibitors and SHP2 inhibitors, whereas hematological toxicities are more commonly associated with SHP2 inhibitors. Furthermore, skin and gastrointestinal side effects represent overlapping toxicities of ERK inhibitors and SHP2 inhibitors with EGFR inhibitors and BRAF inhibitors. In clinical trials of ERAS-601, TRAEs of gastrointestinal events (i.e. diarrhea), mild changes in liver function tests, and laboratory changes related to bone marrow suppression were observed, consistent with those associated with the SHP2 inhibitor class. Therefore, unacceptable enhancement of certain toxicities may be seen when our product candidates are combined with standard of care therapies, or when they are used as single agents. We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We are early in our development efforts for our product candidates, have never completed any clinical trials and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or BLA or similar regulatory submissions to comparable foreign regulatory authorities is a complicated process. We are only beginning to conduct clinical trials for our product candidates, and we have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA, BLA or other comparable foreign regulatory submission for any product candidate. We are also conducting and plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities, and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in submitting marketing applications, including NDAs and BLAs, and commercializing our product candidates.

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

In addition, we are also evaluating the combination of ERAS-007 and ERAS-601, which we refer to as MAPKlamp, and may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

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

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain orphan drug exclusivity for a product, such exclusivity may not effectively protect the product from competition because different drugs and biologics can be approved for the same disease or condition. Even after an orphan drug or biologic is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug or biologic for the same condition if such regulatory authority concludes that the later drug or biologic is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs or biologics containing a different active ingredient for the same disease or condition. In addition, if a subsequent drug or biologic is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Where applicable, we also may seek comparable designations for our product candidates in other jurisdictions, which may have differing requirements and would also include risks of not being granted and/or not being effective in protecting the product from competition.

We are currently conducting and may in the future conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We are currently conducting and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign clinical trial data are not intended to serve as the sole basis for approval, if the clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA (or a similar expedited approval mechanism from a comparable foreign regulatory authority), if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA (or comparable foreign regulatory authority) may seek to withdraw any accelerated approval we have obtained.

We may in the future seek an expedited approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval and conditional approval are usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug or biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug or biologic on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the US government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

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

Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authority could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

Specifically, there are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, AstraZeneca, Black Diamond Therapeutics, BioMed Valley Discoveries, Boehringer Ingelheim, BridgeBio, Bristol Myers Squibb, Deciphera Pharmaceuticals, Eli Lilly, Jacobio Pharmaceuticals (in collaboration with AbbVie), Janssen, Merck, Mirati Therapeutics, Novartis, Pfizer, Relay Therapeutics (in collaboration with Genentech), Revolution Medicines, Roche/Genentech, and Sanofi.

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

We have substantially increased our organization from 30 employees as of December 31, 2019 to 129 full-time employees as of February 28, 2023. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs, harm our reputation, significant fines, penalties and liability and loss of customers or sales.

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants, third-party service providers, vendors and collaborators are vulnerable to damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, ransomware, supply chain attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Additionally, due to the COVID-19 pandemic, and the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our third-party partners and service providers have implemented will be sufficient to prevent cyber-attacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (potentially violating certain privacy laws), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

Any security breach or other incident, whether actual or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. To the extent that any actual or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will, subject to limitations, carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2022, we had federal, California and other state net operating loss (NOL) carryforwards of $166.1 million, $250.2 million and $2.0 million, respectively.

Federal NOL carryforwards arising in tax years beginning after December 31, 2017, may be carried forward indefinitely. The deductibility of federal NOL carryforwards may be limited. In addition, our NOL carryforwards are subject to review and possible adjustment by the United States Internal Revenue Service and state tax authorities.

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

Our success depends in large part on our ability to obtain and maintain patent protection and trade secret protection with respect to our therapeutic programs, proprietary technologies, and their uses. We seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to our product candidates. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. If we or our licensors are unable to obtain or maintain patent protection with respect to our product candidates, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect our intellectual property, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we or our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection against competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we and our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

If we or our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement lack of sufficient written description or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our owned and in-licensed patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Numerous US and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our therapeutic and diagnostic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk that our therapeutic and diagnostic programs and commercializing activities may give rise to claims of infringement of the patent rights of others increases. We cannot assure you that our therapeutic programs and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, including a competitor in the fields in which we are developing our therapeutic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our products or product candidates. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

In addition, certain state laws govern the privacy and security of health-related information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act of 2020 (CPRA) generally went into effect on January 1, 2023, and significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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
•
general economic, industry, geopolitical and market conditions other events or factors, many of which are beyond our control, such as the military conflict between Russia and Ukraine, inflation and interest rate changes and financial institution instability;

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

As of December 31, 2022, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 45% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 71,263,685 shares of our outstanding common stock, or approximately 47.4% of our total outstanding common stock as of December 31, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a large accelerated filer, as defined under the Exchange Act, our annual gross revenue exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley);
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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements and “pay versus performance” disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Furthermore, US export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by US sanctions. US sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in San Diego, California, where we lease and occupy 77,828 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances.

We also lease 29,542 square feet of office and laboratory space in South San Francisco, California pursuant to a lease that expires in October 2032, with an option to extend the term by 5 years, subject to certain conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “ERAS” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of February 28, 2023, there were approximately 53 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities

On December 9, 2022, in partial consideration of the rights granted under the Novartis License Agreement, we issued 12,307,692 shares of our common stock to Novartis, at an issuance price of $6.50 per share. The shares were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering. We relied upon this exemption from registration based in part on representations made by Novartis in a stock issuance agreement entered into between us and Novartis.

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

As of December 31, 2022, we have used approximately $160.3 million of the proceeds from our IPO for general corporate purposes, including to fund the research and development of ERAS-007, ERAS-601 and our other RAS/MAPK pathway-focused pipeline programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.5 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We have assembled what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry, including 12 disclosed modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently inhibit or degrade critical signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Our purpose-built pipeline includes five clinical-stage programs (a pan-RAF inhibitor, ERK and SHP2 inhibitors, which together comprise our first, innovative MAPKlamp approach, an EGFR inhibitor, and a CNS-penetrant KRAS G12C inhibitor), and seven discovery-stage programs targeting other key oncogenic drivers. We believe our world-class team’s capabilities and experience, further guided by our SAB, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of December 31, 2022.

In December 2022, we completed an underwritten offering (2022 Offering) and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2022, we have raised a total of $765.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and 2022 Offering and the sale and issuance of convertible preferred stock. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $435.6 million.

We have incurred significant operating losses since inception. Our net losses were $242.8 million and $122.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $481.0 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund our operations into the second half of 2025. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the US and global economies and financial markets. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our product candidates through clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities, and any future epidemic disease outbreaks, could delay our clinical trials and preclinical studies and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic and any future epidemic disease outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Additionally, inflation generally affects us by increasing our employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, financial institution instability, global trade disputes or political instability. We do not believe that such factors had a material adverse impact on our results of operations during the year ended December 31, 2022.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Year Ended December 31,
	2022	2021
Naporafenib(1)	$142	$—
ERAS-007	36,025	22,717
ERAS-601	20,877	15,312
Other clinical programs	18,365	—
Other discovery and preclinical programs	37,048	35,893
Total research and development expenses	$112,457	$73,922

(1) We in-licensed Naporafenib in December 2022.

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

The timelines and costs with research and development activities are uncertain, can vary significantly for each product candidate and program and are difficult to predict. We anticipate we will make determinations as to which product candidates and programs to pursue and how much funding to direct to each product candidate and program on an ongoing basis in response to preclinical and clinical results, regulatory developments, ongoing assessments as to each product candidate’s and program’s commercial potential, and our ability to enter into collaborations, licenses or other similar agreements to the extent we determine the resources or expertise of a third-party would be beneficial for a given product candidate or program. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates and programs may be subject to future collaborations, licenses or other agreements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

• the impact of any interruptions to our operations or to those of the third parties with whom we work due to the ongoing COVID-19 pandemic and other geopolitical and economic events (such as the ongoing conflict between Russia and Ukraine, inflationary trends in the United States and financial institution instability); and

• the extent to which we establish additional collaboration, license or other arrangements.

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$112,457	$73,922	$38,535
In-process research and development	102,000	10,848	91,152
General and administrative	32,993	22,616	10,377
Contribution of common stock to Erasca Foundation	—	17,497	(17,497)
Total operating expenses	247,450	124,883	122,567
Loss from operations	(247,450)	(124,883)	(122,567)
Total other income (expense), net	4,645	2,119	2,526
Net loss	$(242,805)	$(122,764)	$(120,041)

Research and development expenses

Research and development expenses were $112.5 million for the year ended December 31, 2022 compared to $73.9 million for the year ended December 31, 2021. The increase of $38.5 million was primarily driven by a $18.3 million increase in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, a $6.7 million increase in stock-based compensation expense, a $5.5 million increase in facilities-related expenses and depreciation primarily due to our new San Diego and South San Francisco facilities which we moved into in the second and third quarters of 2022, respectively, a $5.4 million net increase in personnel costs due to an increase in headcount partially offset by an employee retention credit of $1.5 million recorded during the year ended December 31, 2022, and a $1.4 million increase in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $102.0 million for the year ended December 31, 2022 compared to $10.8 million for the year ended December 31, 2021. In-process research and development expenses for the year ended December 31, 2022 related to a $20.0 million upfront payment and issuance of 12,307,692 shares of our common stock to Novartis at a price of $6.50 per share or a total fair value of equity of $80.0 million in connection with the license agreement we entered into in December 2022 with Novartis, and a development milestone payment of $2.0 million in connection with our license agreement with Katmai. In-process research and development expenses for the year ended December 31, 2021 related to the cash payment of $1.7 million following the completion of our IPO and the issuance of 944,945 shares of our common stock at a price of $5.81 per share or a total fair value of equity of $5.5 million in connection with the amendment to our license agreement with the Regents, and a $2.0 million upfront payment and issuance of 500,000 shares of our common stock to ELS at a price of $3.36 per share or a total fair value of equity of $1.7 million in connection with the purchase agreement we entered into in March 2021 with ELS.

General and administrative expenses

General and administrative expenses were $33.0 million for the year ended December 31, 2022 compared to $22.6 million for the year ended December 31, 2021. The increase of $10.4 million was primarily driven by a $5.1 million increase in stock-based compensation expense due to increases in our stock price and headcount, an increase of $1.7 million in facilities and office-related expenses, an increase of $1.6 million in insurance costs, an increase of $0.7 million in legal fees, and a net increase of $0.6 million in personnel costs primarily due to an increase in headcount partially offset by an employee retention credit of $0.7 million recorded during the year ended December 31, 2022.

Contribution of common stock to the Erasca Foundation

Expenses of $17.5 million were recognized for the year ended December 31, 2021 in connection with the issuance of 1,093,557 shares of our common stock as a contribution to the Erasca Foundation in conjunction with our IPO. We established the Erasca Foundation in May 2021 to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society that align with our mission. The Erasca Foundation is a related party as our chief executive officer and certain members of our board of directors serve as directors of the Erasca Foundation and our chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. No such expenses were recognized for the year ended December 31, 2022.

Other income (expense), net

Other income (expense), net was $4.6 million for the year ended December 31, 2022 compared to $2.1 million for the year ended December 31, 2021. The increase of $2.5 million was primarily related to an increase of $4.7 million in interest earned on our cash, cash equivalents and marketable securities during the year ended December 31, 2022, partially offset by the change in fair value of the preferred stock purchase right liability of $1.6 million recorded in the year ended December 31, 2021 as a result of the obligation of the Series B-2 shares being fulfilled upon the Series B-2 issuance in January 2021.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of December 31, 2022.

In December 2022, we completed the 2022 Offering and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Future capital requirements

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $435.6 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities, will be sufficient to fund our operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

• any delays and cost increases that result from the COVID-19 pandemic and other geopolitical and economic events (such as the ongoing conflict between Russia and Ukraine, inflationary trends in the United States and financial institution instability);

• the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

• costs associated with any products or technologies that we may in-license or acquire.

We have no other committed sources of capital. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including through the Sale Agreement), debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, licensing, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(103,264)	$(79,600)
Investing activities	(71,081)	(64,590)
Financing activities	98,075	439,397
Net (decrease) increase in cash, cash equivalents and restricted cash	$(76,270)	$295,207

Operating activities

Cash used in operating activities was $103.3 million during the year ended December 31, 2022, primarily resulting from a net loss of $242.8 million, partially reduced by in-process research and development expenses of $102.0 million, which are reflected in noncash and investing activities, stock-based compensation expense of $20.1 million, changes in operating assets and liabilities of $15.8 million and depreciation and amortization expense of $2.6 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in operating lease assets and liabilities of $13.7 million primarily due to the receipt of $14.2 million in reimbursement from our landlord for tenant improvements and increases in accounts payable, accrued expenses and other current and long-term liabilities of $5.7 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $3.6 million.

Cash used in operating activities was $79.6 million during the year ended December 31, 2021, primarily resulting from a net loss of $122.8 million, partially reduced by the issuance of common stock to the Erasca Foundation of $17.5 million, which is reflected in noncash investing and financing activities, in-process research and development expenses of $10.8 million, which are reflected in noncash and investing activities, stock-based compensation expense of $8.3 million, changes in operating assets and liabilities of $7.7 million and depreciation and amortization expense of $0.8 million, partially offset by a $1.6 million change in fair value of the preferred stock purchase right liability. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable, accrued expenses and other current liabilities of $13.2 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $6.7 million.

Investing activities

Net cash used in investing activities was $71.1 million during the year ended December 31, 2022 as compared to cash used in investing activities of $64.6 million during the year ended December 31, 2021. The increase in cash used in investing activities of $6.5 million was primarily the result of an increase in purchases of marketable securities of $26.5 million, an increase in purchases of property and equipment of $3.3 million, and the $2.0 million payment made for our investment in Affini-T Therapeutics, Inc., partially offset by a $19.7 million increase in maturities of marketable securities, and a $5.7 million decrease in in-process research and development.

Financing activities

Net cash generated from financing activities was $98.1 million during the year ended December 31, 2022 as compared to $439.4 million during the year ended December 31, 2021. During the year ended December 31, 2022, we received $95.3 million from the issuance of common stock in the 2022 Offering, net of underwriting discounts and commissions and offering costs, $2.0 million from the exercise of stock options, and $0.8 million from the issuance of common stock under our Employee Stock Purchase Plan. During the year ended December 31, 2021, we received $317.0 million from the issuance of common stock in our IPO, net of underwriting discounts and commissions and offering costs, $119.4 million from the sale of shares of our Series B-2 convertible preferred stock, net of issuance costs, $1.4 million from the exercise of stock options, $1.1 million from the issuance of common stock under our Employee Stock Purchase Plan and $0.6 million from the disgorgement of a stockholder's short-swing profits.

Cash requirements due to contractual obligations and other commitments

We lease office and laboratory space and certain laboratory equipment under lease agreements with varying expiration dates through 2032. As of December 31, 2022, total future aggregate operating lease commitments was $87.4 million, with approximately $6.9 million due in 2023, and the remaining due in periods from 2024 through 2032. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Additionally, there are additional potential development and sales milestone payments and royalty payments we may be required to make under license and acquisition agreements we have entered into pursuant to which we have in-licensed and acquired certain intellectual property. For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in this Annual Report on Form 10-K. The timing of when these additional payments will actually be made is uncertain as these payments are contingent upon the completion of future activities.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2022 and 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and marketable securities. As of December 31, 2022, our cash equivalents and short-term marketable securities consisted of money market funds, US treasury securities, US government agency securities, corporate debt securities, commercial paper and supranational debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of US interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from US inflationary trends, the impact of the COVID-19 pandemic and geopolitical events (such as the ongoing conflict between Russia and Ukraine). Due to the nature of our cash equivalents and marketable securities, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

Foreign currency exchange risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, these fluctuations have not been significant and we have not had a formal hedging program with respect to foreign currency. We believe an immediate hypothetical 10% change in exchange rates would not have had a material effect on our results of operations during the periods presented.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report and Attestation Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of our fiscal year (Definitive Proxy Statement), under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.erasca.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of Sarbanes-Oxley and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Erasca, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California
March 23, 2023

Erasca, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$284,217	$360,487
Short-term marketable securities	151,403	53,988
Prepaid expenses and other current assets	8,876	5,542
Total current assets	444,496	420,017
Long-term marketable securities	—	44,770
Property and equipment, net	24,815	15,954
Operating lease assets	40,418	17,356
Restricted cash	408	408
Other assets	4,772	2,910
Total assets	$514,909	$501,415
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,049	$4,677
Accrued expenses and other current liabilities	24,336	21,261
Operating lease liabilities	1,305	285
Total current liabilities	48,690	26,223
Operating lease liabilities, net of current portion	53,793	18,506
Other liabilities	573	158
Total liabilities	103,056	44,887
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2022 and 2021; 150,448,363 and 121,382,547 shares issued at December 31, 2022 and 2021, respectively; 149,333,258 and 119,102,505 shares outstanding at December 31, 2022 and 2021, respectively	15	12
Additional paid-in capital	893,850	694,844
Accumulated other comprehensive loss	(1,041)	(162)
Accumulated deficit	(480,971)	(238,166)
Total stockholders' equity	411,853	456,528
Total liabilities and stockholders' equity	$514,909	$501,415

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$112,457	$73,922
In-process research and development	102,000	10,848
General and administrative	32,993	22,616
Contribution of common stock to Erasca Foundation	—	17,497
Total operating expenses	247,450	124,883
Loss from operations	(247,450)	(124,883)
Other income (expense)
Interest income	4,902	190
Other (expense) income, net	(257)	314
Change in fair value of preferred stock purchase right liability	—	1,615
Total other income (expense), net	4,645	2,119
Net loss	$(242,805)	$(122,764)
Net loss per share, basic and diluted	$(1.99)	$(1.85)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	122,024,848	66,290,592
Other comprehensive income (loss):
Unrealized loss on marketable securities, net	(879)	(164)
Comprehensive loss	$(243,684)	$(122,928)

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	69,584,682	$221,405	25,189,673	$3	$1,413	$2	$(115,402)	$(113,984)
Issuance of Series B-2 convertible preferred stock for cash, net of $95 in issuance costs	15,931,772	119,393	—	—	—	—	—	—
Issuance of common stock in connection with asset acquisition	—	—	500,000	—	1,680	—	—	1,680
Issuance of common stock in connection with license agreement	—	—	944,945	—	5,488	—	—	5,488
Conversion of convertible preferred stock into common stock upon initial public offering	(85,516,454)	(340,798)	71,263,685	7	340,791	—	—	340,798
Issuance of common stock in initial public offering, net of $28,001 in discounts and offering costs	—	—	21,562,500	2	316,997	—	—	316,999
Issuance of common stock to Erasca Foundation	—	—	1,093,557	—	17,497	—	—	17,497
Disgorgement of stockholder's short-swing profits	—	—	—	—	553	—	—	553
Exercise of stock options	—	—	736,200	—	335	—	—	335
Issuance of common stock under the Employee Stock Purchase Plan	—	—	91,987	—	1,067	—	—	1,067
Vesting of early exercised stock options	—	—	—	—	692	—	—	692
Stock-based compensation expense	—	—	—	—	8,331	—	—	8,331
Net loss	—	—	—	—	—	—	(122,764)	(122,764)
Unrealized loss on marketable securities, net	—	—	—	—	—	(164)	—	(164)
Balance at December 31, 2021	—	$—	121,382,547	$12	$694,844	$(162)	$(238,166)	$456,528
Issuance of common stock in underwritten offering, net of $5,117 in discounts and offering costs	—	—	15,384,616	2	94,881	—	—	94,883
Issuance of common stock in connection with license agreement	—	—	12,307,692	1	79,999	—	—	80,000
Exercise of stock options	—	—	1,177,571	—	2,004	—	—	2,004
Issuance of common stock under the Employee Stock Purchase Plan	—	—	202,882	—	820	—	—	820
Vesting of early exercised stock options	—	—	—	—	1,193	—	—	1,193
Repurchases of restricted stock	—	—	(6,945)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	20,109	—	—	20,109
Net loss	—	—	—	—	—	—	(242,805)	(242,805)
Unrealized loss on marketable securities, net	—	—	—	—	—	(879)	—	(879)
Balance at December 31, 2022	—	$—	150,448,363	$15	$893,850	$(1,041)	$(480,971)	$411,853
The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(242,805)	$(122,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,641	829
Stock-based compensation expense	20,109	8,331
In-process research and development expenses	102,000	10,848
Issuance of common stock to Erasca Foundation	—	17,497
(Accretion) amortization on marketable securities, net	(994)	108
Change in fair value of preferred stock purchase right liability	—	(1,615)
Gain on remeasurement of operating lease assets and liabilities	—	(539)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(3,612)	(6,711)
Accounts payable	676	1,344
Accrued expenses and other current and long-term liabilities	5,018	11,859
Operating lease assets and liabilities, net	13,703	1,213
Net cash used in operating activities	(103,264)	(79,600)

Cash flows from investing activities:
Purchases of marketable securities	(132,330)	(105,815)
Maturities of marketable securities	79,800	60,110
In-process research and development	(2,000)	(7,680)
Payment made for investment in equity securities	(2,000)	—
Purchases of property and equipment, net	(14,551)	(11,205)
Net cash used in investing activities	(71,081)	(64,590)

Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of discounts and offering costs	—	316,999
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	119,393
Proceeds from the issuance of common stock in underwritten offering, net of discounts and offering costs	95,251	—
Proceeds from the exercise of stock options, net of repurchases	2,004	1,385
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	820	1,067
Proceeds from the disgorgement of stockholder's short-swing profits	—	553
Net cash provided by financing activities	98,075	439,397

Net (decrease) increase in cash, cash equivalents and restricted cash	(76,270)	295,207
Cash, cash equivalents and restricted cash at beginning of the period	360,895	65,688
Cash, cash equivalents and restricted cash at end of the period	$284,625	$360,895

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock to Erasca Foundation	$—	$17,497
Issuance of common stock in connection with asset acquisition	$—	$1,680
Issuance of common stock in connection with license agreement	$80,000	$5,488
Amounts accrued for in-process research and development	$20,000	$—
Amounts accrued for purchases of property and equipment	$800	$3,807
Amounts accrued for offering costs	$368	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$340,798
Vesting of early exercised options	$1,193	$692
Operating lease assets obtained in exchange for lease obligation	$22,704	$17,498
Reduction in operating lease assets due to lease amendment	$3,361	$1,271
Tenant improvement allowance included in operating lease liabilities	$—	$16,774

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for RAS/MAPK pathway-driven cancers. The Company has assembled a wholly-owned or controlled RAS/MAPK pathway-focused pipeline including 12 disclosed modality-agnostic programs aligned with its three therapeutic strategies of: (i) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (ii) targeting RAS directly; and (iii) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of December 31, 2022, the Company had $435.6 million in cash, cash equivalents, and short-term marketable securities. As of December 31, 2022, the Company had an accumulated deficit of $481.0 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through December 31, 2022, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO) and underwritten offering (2022 Offering).

As the Company continues its expansion, it expects to use its cash, cash equivalents, and short-term marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and short-term marketable securities as of December 31, 2022 will be sufficient for the Company to fund operations for at least one year from the issuance date of these consolidated financial statements.

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

Underwritten offering

In December 2022, the Company completed the 2022 Offering pursuant to which the Company issued and sold 15,384,616 shares of its common stock at a price to the public of $6.50 per share. Proceeds from the offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company had deposited cash of $408,000 as of December 31, 2022 and 2021 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$284,217	$360,487
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$284,625	$360,895

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

Through its wholly-owned subsidiary, Erasca Ventures, the Company has also invested in equity securities of a company whose securities are not publicly traded and whose fair value is not readily available (see Notes 3 and 17). This investment is recorded using cost minus impairment, plus or minus changes in its estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities without readily determinable fair values are assessed for potential impairment on a quarterly basis based on qualitative factors. This investment is included in other assets in the Company's consolidated balance sheets.

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2022 and 2021.

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

In-process research and development expense

The Company has acquired rights as part of asset acquisitions or in-licenses to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product candidate, as well as pre-commercial milestone payments, are immediately expensed as in-process research and development (IPR&D) in the period in which they are incurred, provided that the new product candidate did not also include processes or activities that would constitute a “business” as defined under US GAAP, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is probable and estimable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

Patent costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. There were no deferred offering costs as of December 31, 2022 and 2021.

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

The fair value of stock option grants and shares purchasable under the Company's 2021 Employee Stock Purchase Plan (ESPP) is estimated on the date of grant using the Black-Scholes options-pricing model, which requires inputs based on certain subjective assumptions, including the:

• Fair value of common stock. As there was no active market for the Company’s common stock prior to the IPO, the Company estimated the fair value of common stock on the date of grant based on the then current facts and circumstances using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation. After the completion of the IPO, the fair value of each share of common stock is based on the closing price of the Company’s common stock as reported by the Nasdaq Global Select Market (Nasdaq).

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of December 31, 2022, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses and tax credits.

Comprehensive income (loss)

The Company reports all components of comprehensive income (loss), including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Other comprehensive income (loss) includes unrealized gains and losses on marketable securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted. The Company adopted ASU 2016-13, and related updates, on a modified retrospective basis on January 1, 2022, and the adoption had an immaterial impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. This guidance is effective for the Company in its annual reporting period beginning after December 15, 2023, including interim periods within that reporting period, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company adopted ASU 2020-06 on a modified retrospective basis on January 1, 2022, and the adoption had no impact on its consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (ASU 2020-01), which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, ASU 2020-01 states that for the purpose of applying paragraph 815-10-15-141(a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The Company adopted the provisions of ASU 2020-01 prospectively as of January 1, 2022, and the adoption had no impact on its consolidated financial statements and related disclosures.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of December 31, 2022 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	December 31,	for identical	observable	inputs
	2022	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$255,080	$255,080	$—	$—
US treasury securities(2)	127,476	127,476	—	—
US government agency securities(2)	1,468	—	1,468
Corporate debt securities(2)	3,301	—	3,301	—
Commercial paper(2)	18,519	—	18,519	—
Supranational debt securities(2)	639	—	639	—
Total fair value of assets	$406,483	$382,556	$23,927	$—

(1)
Included as cash and cash equivalents on the consolidated balance sheets.
(2)
Included as short-term marketable securities on the consolidated balance sheets.

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
(2)
Included as short-term marketable securities on the consolidated balance sheets.
(3)
Included as long-term marketable securities on the consolidated balance sheets.

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of December 31, 2022, the Company held a $2.0 million equity investment in Affini-T Therapeutics, Inc. (Affini-T) at cost. No adjustments have been made to the value of the Company’s investment in Affini-T since its initial measurement either due to impairment or based on observable price changes. No such investment existed as of December 31, 2021. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, commercial paper and supranational debt securities, and long-term marketable securities consist of US treasury securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

Preferred stock purchase right liability

In 2020, the Company entered into a Series B convertible preferred stock purchase agreement that contained provisions that potentially obligated the Company to issue 13,175,191 shares of Series B-2 convertible preferred stock upon the achievement of certain milestones, which represented a freestanding financial instrument requiring liability accounting. The fair value of this freestanding preferred stock purchase right liability was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company's valuation of the preferred stock purchase right liability utilized the Black-Scholes option pricing model incorporating assumptions and estimates. Upon the issuance of the shares of the Company’s Series B-2 convertible preferred stock in January 2021, the purchase right liability was revalued with a gain of $1.6 million recorded in change in fair value of the purchase right liability for the year ended December 31, 2021 within the consolidated statements of operations and comprehensive loss.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$128,504	$5	$(1,033)	127,476
US government agency securities	1 or less	1,467	1	—	1,468
Corporate debt securities	1 or less	3,309	—	(8)	3,301
Commercial paper	1 or less	18,519	—	—	18,519
Supranational debt securities	1 or less	645	—	(6)	639
Total		$152,444	$6	$(1,047)	$151,403

	December 31, 2021
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$18,116	$—	$(19)	$18,097
Corporate debt securities	1 or less	2,824	—	(2)	2,822
Commercial paper	1 or less	31,566	—	—	31,566
Supranational debt securities	1 or less	1,503	—	—	1,503
US treasury securities	1-2	44,911	—	(141)	44,770
Total		$98,920	$—	$(162)	$98,758

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of December 31, 2022 and 2021, aggregated by category and the length of time that the securities have been in a continuous loss position:

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$60,652	$(129)	$44,048	$(904)	$104,700	$(1,033)
US government agency securities	—	—	—	—	—	—
Corporate debt securities	2,560	(8)	—	—	2,560	(8)
Commercial paper	—	—	—	—	—	—
Supranational debt securities	639	(6)	—	—	639	(6)
Total	$63,851	$(143)	$44,048	$(904)	$107,899	$(1,047)

	December 31, 2021
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$62,867	$(160)	$—	$—	$62,867	$(160)
Corporate debt securities	2,822	(2)	—	—	2,822	(2)
Commercial paper	799	—	—	—	799	—
Supranational debt securities	1,503	—	—	—	1,503	—
Total	$67,991	$(162)	$—	$—	$67,991	$(162)

As of December 31, 2022, there were 35 available-for-sale securities with an estimated fair value of $107.9 million in gross unrealized loss positions, of which 10 available-for-sale securities with an estimated fair value of $44.0 million were in an unrealized loss position for more than 12 months. As of December 31, 2021, there were 19 available-for-sale securities with an estimated fair value of $68.0 million in gross unrealized loss positions, none of which were in an unrealized position for more than 12 months.

As of December 31, 2022 and 2021, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and interest rate increases. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $748,000 and $112,000 as of December 31, 2022 and 2021, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Construction in process	$—	$11,228
Laboratory equipment	4,815	2,488
Furniture and fixtures	4,104	2,455
Leasehold improvements	17,837	795
Computer equipment and software	1,559	715
Property and equipment	28,315	17,681
Less accumulated depreciation and amortization	(3,500)	(1,727)
Property and equipment, net	$24,815	$15,954

Depreciation and amortization expense related to property and equipment was $2.6 million and $829,000 for the years ended December 31, 2022 and 2021, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued research and development expenses	$11,523	$8,964
Accrued compensation	9,395	7,275
Unvested early exercised stock option liability	1,690	2,884
Accrued professional services	873	383
Accrued property and equipment	638	1,272
Other accruals	217	483
Total	$24,336	$21,261

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company’s IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, in 2021, the Company made an upfront payment of $2.0 million and issued to ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of equity of $1.7 million. The Company recorded IPR&D expense of $0 and $3.7 million during the years ended December 31, 2022 and 2021, respectively, in connection with the asset acquisition.

Note 8. License agreements

Novartis Pharma AG

In December 2022, the Company entered into an exclusive license agreement (the Novartis Agreement) with Novartis Pharma AG (Novartis) under which the Company was granted an exclusive, worldwide, royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Novartis to develop, manufacture, use, and commercialize naporafenib in all fields of use. The Company has the right to sublicense (through multiple tiers) its rights under the Novartis Agreement, subject to certain limitations and conditions, and is required to use commercially reasonable efforts to commercialize licensed products in certain geographical markets. The license granted under the Novartis Agreement is subject to Novartis’ reserved right to: (i) develop, manufacture, use, and commercialize compounds unrelated to naporafenib under the licensed patent rights and know-how, (ii) use the licensed patent rights and know-how for non-clinical research purposes, and (iii) use the licensed patent rights and know-how to the extent necessary to perform ongoing clinical trials and perform its obligations under existing contracts and under the Novartis Agreement.

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. The Company recorded $100.0 million in IPR&D expense during the year ended December 31, 2022 in connection with the Novartis Agreement. As of December 31, 2022, the Company had recorded $20.0 million in accounts payable on the consolidated balance sheets related to the upfront cash payment.

The Novartis Agreement will expire upon the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis, and is the later of: (i) ten years from the date of first commercial sale for the licensed product in such country, (ii) the last to expire valid claim within the licensed patent rights covering such licensed product, or (iii) the expiration of all regulatory exclusivity for the licensed product in such country. Upon expiration of the Novartis Agreement, on a licensed product-by-licensed product and country-by-country basis, the Company will have a fully paid-up, perpetual, and irrevocable license to develop, manufacture, use, and commercialize the licensed products.

The Novartis Agreement may be terminated in its entirety by either party in the event of an uncured material breach by the other party. Novartis may terminate the Novartis Agreement upon written notice in the event the Company becomes subject to specified bankruptcy, insolvency, or similar circumstances. The Company may terminate the Novartis Agreement in its entirety at any time upon the provision of prior written notice to Novartis. Upon termination of the Novartis Agreement for any reason, all rights and licenses granted to the Company will terminate. In addition, upon termination of the Novartis Agreement for any reason other than its natural expiration, Novartis has an option to negotiate a license under any patent rights, know-how, or other intellectual property rights relating to the licensed products that are owned or controlled by the Company for the purpose of developing, manufacturing and commercializing the licensed products on terms to be negotiated between the parties.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million, of which $2.0 million was paid in March 2022, and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. The Company recorded IPR&D expense of $2.0 million in connection with a development milestone payment made during the year ended December 31, 2022. No IPR&D expense was recorded during the year ended December 31, 2021. As of December 31, 2022 and 2021, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made in 2020. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Additionally, the Company is obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees the Company receives from any sublicense that the Company grants, depending on the stage of development of a licensed product when such sublicense is granted. Prior to the execution of the amendment, the Company was obligated to make a cash payment to the Regents in the event of the Company’s initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon the Company’s achievement of a Corporate Milestone was reduced and the Company agreed to issue the Regents 944,945 shares of the Company’s common stock, which issuance was not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, the Company made a cash payment to the Regents in the amount of $1.7 million. No IPR&D expense was recorded during the year ended December 31, 2022. The Company recorded IPR&D expense of $7.2 million during the year ended December 31, 2021 related to the issuance of 944,945 shares of the Company's common stock and the Corporate Milestone cash payment to the Regents.

Note 9. Stockholders’ equity

In connection with the IPO, on July 20, 2021, the Company amended and restated its certificate of incorporation to, among other things, (i) increase the number of authorized shares of common stock from 156,000,000 to 800,000,000 and (ii) authorize 80,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share.

Common stock

The Company had 800,000,000 shares of its common stock authorized as of December 31, 2022 and 2021. The Company had 150,448,363 and 121,382,547 shares of its common stock issued and 149,333,258 and 119,102,505 shares of common stock outstanding as of December 31, 2022 and 2021, respectively.

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2022, no dividends had been declared.

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of the Company's common stock sold under the Sale Agreement as of December 31, 2022.

In December 2022, the Company completed the 2022 Offering in which the Company issued and sold 15,384,616 shares of its common stock at a price to the public of $6.50 per share. Proceeds from the offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Shares of common stock subject to repurchase

During 2018, the Company issued 1,458,332 shares of restricted stock for cash at a price of $0.0001 per share. The restricted stock vests 25% one year from the vesting commencement date and monthly thereafter over a three-year period and is subject to repurchase by the Company in the event of any voluntary or involuntary termination of services to the Company prior to vesting. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As of December 31, 2022 and 2021, zero and 212,674 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial for all periods presented. For the years ended December 31, 2022 and 2021, 212,674 and 364,585 shares vested, respectively.

Convertible preferred stock

Upon the closing of the IPO in July 2021, all shares of convertible preferred stock then outstanding converted into 71,263,685 shares of common stock. Prior to conversion, the Company’s convertible preferred stock was classified outside of stockholders’ equity on the consolidated balance sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. There were no shares of convertible preferred stock outstanding as of December 31, 2022 and 2021.

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of December 31, 2022, there were 16,022,747 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2021	13,818,212	$3.87	8.82	$163,264
Granted	5,933,296	10.28
Exercised	(1,177,571)	1.70
Canceled	(1,180,541)	5.78
Outstanding at December 31, 2022	17,393,396	$5.84	8.20	$18,295
Options exercisable at December 31, 2022	7,125,203	$4.15	7.63	$11,715

The weighted-average grant date fair value of options granted for the years ended December 31, 2022 and 2021 was $7.43 and $4.16, respectively. As of December 31, 2022, the unrecognized compensation cost related to unvested stock option grants was $52.8 million and is expected to be recognized as expense over approximately 2.41 years. The intrinsic value of the options exercised for the years ended December 31, 2022 and 2021 was $7.8 million and $3.1 million, respectively.

Prior to the Company's IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2022 and 2021, there were 1,115,105 shares and 1,854,427 shares subject to repurchase by the Company, respectively. As of December 31, 2022 and 2021, the Company recorded $1.7 million and $2.9 million of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.46%-4.23%	0.59%-1.34%
Expected volatility	83.91%-87.11%	81.93%-85.35%
Expected term (in years)	5.50-6.08	6.08
Expected dividend yield	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $1.1 million and $688,000 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the unrecognized compensation cost related to the ESPP was $3.1 million and is expected to be recognized as expense over approximately 1.49 years. As of December 31, 2022 and 2021, $74,000 and $102,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company issued and sold 202,882 and 91,987 shares under the ESPP during the years ended December 31, 2022 and 2021, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

Year Ended December 31,
	2022	2021
Risk-free interest rate	2.24%-4.68%	0.05%-0.64%
Expected volatility	73.05%-87.89%	70.99%-91.69%
Expected term (in years)	0.50-1.99	0.39-2.00
Expected dividend yield	--%	--%

Restricted stock

The Company granted 1,795,827 shares of its restricted stock in 2018, which vest 25% one year from the vesting commencement date and monthly thereafter over a three-year period. The weighted-average grant date fair value of restricted stock granted in 2018 was $0. No shares of restricted stock were granted during the years ended December 31, 2022 and 2021. The restricted stock shares are subject to forfeiture upon the stockholders’ termination of employment or service to the Company. Any shares subject to forfeiture are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2022 and 2021, zero and 212,941 shares of common stock, respectively, were subject to forfeiture.

The summary of the Company’s restricted stock activity during the year ended December 31, 2022 is as follows:

	Number of	Weighted-
	restricted	average
	stock shares	grant date
	outstanding	fair value
Nonvested at December 31, 2021	212,941	$0.001
Vested	(205,996)	0.001
Forfeited	(6,945)	0.001
Nonvested at December 31, 2022	—

At December 31, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $0.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$11,620	$4,957
General and administrative	8,489	3,374
Total	$20,109	$8,331

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Stock options issued and outstanding	17,393,396	13,818,212
Awards available for future grant	16,022,747	14,699,430
Shares available for purchase under the ESPP	965,131	1,168,013
Total	34,381,274	29,685,655

Note 11. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Total lease costs were approximately $7.7 million and $2.8 million, including operating lease costs of $5.8 million and $2.3 million, variable lease costs of $1.8 million and $429,000, and short-term lease costs of $86,000 and $119,000 during the years ended December 31, 2022 and 2021, respectively. The Company paid $1.2 million and $1.1 million in cash for operating leases that were included in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2022 and 2021, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 9.26 years and 8.96% at December 31, 2022, respectively. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 9.86 years and 6.9% at December 31, 2021, respectively. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In 2018, the Company entered into a lease agreement for approximately 11,000 square feet of office space in San Diego, California which was subsequently amended resulting in a total of 16,153 square feet of office space leased (the 2018 Lease). The amended space was accounted for as a separate lease. The 2018 Lease was again modified in November 2021 to amend the termination date from May 2024 to April 2022. The Company remeasured the associated lease liability using the incremental borrowing rate at the date of the second amendment selected on the basis of the remaining lease term and remaining lease payments and adjusted the operating lease asset accordingly, resulting in a $539,000 gain on remeasurement, which was recorded as other income (expense), net in the consolidated statements of operations and comprehensive loss. The 2018 Lease was again modified in April 2022 to amend the termination date from April 2022 to May 2022. The Company’s lease payments consisted primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. The Company was responsible for operating expenses over base operating expenses as defined in the original lease agreement. The 2018 Lease expired in accordance with the terms of the 2018 Lease at the end of May 2022.

In September 2020, the Company entered into a lease agreement for 59,407 square feet of laboratory and office space in San Diego, California, which represented a portion of a new facility that was under construction and which was subsequently amended in March 2021 to expand the rented premises by 18,421 square feet (the 2020 Lease). The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. In April 2022, the 2020 Lease was modified to amend the rent commencement date from February 2022 to May 2022. The 2020 Lease, as amended, has an initial term of 10.75 years and includes aggregate monthly payments to the lessor of approximately $51.6 million beginning in May 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $16.8 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The 2020 Lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $2.5 million. As discussed in Note 2, the Company provided a letter of credit to the lessor for $408,000, which expires October 31, 2031.

In December 2021, the Company entered into a lease agreement for 29,542 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause, and a tenant improvement allowance of approximately $8.2 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. In February 2022, the expected project costs exceeded the tenant improvement allowances by $5.1 million, which was paid directly to the landlord by the Company and was recorded as prepaid rent in the consolidated balance sheets and as a cash outflow from operating activities in the consolidated statements of cash flows. Upon lease commencement, the $5.1 million of prepaid rent was included in the operating lease asset. The Company paid a security deposit of $874,000 in December 2021 that is recorded as other assets in the consolidated balance sheets.

Future minimum lease payments under the operating leases with initial lease terms in excess of one year as of December 31, 2022 are as follows (in thousands):

Year ending December 31,
2023	6,858
2024	8,752
2025	9,024
2026	9,170
2027	9,199
Thereafter	44,376
Total lease payments	$87,379
Less: Amount representing interest	(29,748)
Less: Tenant improvement allowance receivable	(2,533)
Operating lease liabilities	$55,098

Note 12. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the years ended December 31, 2022 and 2021.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$52,470	$37,874
Intangible assets	36,195	7,464
Capitalized research and development costs	21,004	—
Operating lease liabilities	15,451	4,689
Research and development credits	9,853	4,037
Contribution of common stock	4,907	4,366
Stock-based compensation	3,961	939
Other, net	3,455	1,747
Total deferred tax assets	147,296	61,116
Deferred tax liabilities:
Property and equipment	(5,809)	(420)
Operating lease assets	(11,334)	(4,330)
Total deferred tax liabilities	(17,143)	(4,750)
Valuation allowance	(130,153)	(56,366)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $130.2 million as of December 31, 2022, as it does not believe it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by $73.8 million during the year ended December 31, 2022.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.6	6.1
Change in valuation allowance	(30.3)	(31.4)
Fair value of purchase right liability	—	0.3
Other permanent differences	(0.3)	(0.7)
Research and development credits	2.9	2.9
State net operating loss	(0.1)	2.4
Other	(0.8)	(0.6)
Effective income tax rate	—%	—%

At December 31, 2022, the Company had federal, California and other state net operating loss (NOL) carryforwards of $166.1 million, $250.2 million and $2.0 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, the California NOL carryforwards begin to expire in 2038 and the other state NOL carryforwards begin to expire in 2035.

At December 31, 2022, the Company also had federal, California and Massachusetts research tax credit carryforwards of approximately $8.4 million, $4.7 million and $402,000, respectively. The federal research tax credit carryforwards begin to expire in 2038, the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized, and the Massachusetts research tax credit carryforwards begin to expire in 2036.

At December 31, 2022, the Company also had federal and California charitable contribution carryforwards of $17.5 million. The charitable contribution carryforwards begin to expire in 2024.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2022 and 2021, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2022	2021
Balance at the beginning of the year	$1,182	$191
Increase (decrease) related to prior year positions	—	156
Increase related to current year positions	1,543	835
Balance at the end of the year	$2,725	$1,182

Included in the balance of unrecognized tax benefits as of December 31, 2022 is $2.5 million that, if recognized, would reduce the Company’s annual effective tax rate, subject to valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company has filed income tax returns in the United States, California, Massachusetts, Tennessee, and Arizona. The Company is not currently under examination in any of these jurisdictions, and all of the Company’s tax years remain effectively open in all jurisdictions to examination due to net operating loss carryforwards. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2022 and 2021, the Company has not recognized any interest or penalties related to income taxes.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(242,805)	$(122,764)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	122,024,848	66,290,592
Net loss per share, basic and diluted	$(1.99)	$(1.85)

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

	December 31,	December 31,
	2022	2021
Options to purchase common stock	17,393,396	13,818,212
Restricted stock subject to future vesting	—	425,615
Options early exercised subject to future vesting	1,115,105	1,854,427
Estimated shares purchasable under the ESPP	803,767	384,526
Total potentially dilutive shares	19,312,268	16,482,780

Note 15. Retirement plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the US Internal Revenue Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company provides a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2022 and 2021, the Company incurred $858,000 and $533,000 in expenses related to the safe harbor contribution, respectively.

Note 16. COVID-19 pandemic

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. During the years ended December 31, 2022 and 2021, the Company has not experienced significant impact from the pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act provided for a refundable employee retention credit, which can be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act, which includes several provisions previously enacted under the CARES Act, such as measures that extended and expanded the employee retention credit through December 31, 2021. However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which terminated the employee retention credit for wages paid in the fourth calendar quarter of 2021 for employers that are not recovery startup businesses.

Pursuant to the employee retention credit, eligible employers could receive a 50% or 70% credit on qualified wages against their employment taxes each quarter during the eligible periods in 2020 and 2021, respectively, with any excess credits eligible for refunds. During the year ended December 31, 2022, the Company recorded an employee retention credit of $2.2 million upon completion of an analysis providing reasonable assurance that the Company met the conditions set forth in the CARES Act and it was reasonably assured that the Company would receive the employee retention credit. The employee retention credit is recorded in research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified.

Note 17. Related party transactions

Affini-T Therapeutics, Inc.

The Company holds a $2.0 million equity investment in Affini-T. One of the Company’s board members is also a member of the board of Affini-T.

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. In July 2021, the Company issued 1,093,557 shares of its common stock to the Erasca Foundation as a contribution and recorded $17.5 million to such contribution of common stock to the Erasca Foundation in the Company's consolidated statements of operations and comprehensive loss. In December 2021, the Company loaned the Erasca Foundation $100,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. In November 2022, the Erasca Foundation repaid the note. As of December 31, 2022 and 2021, $0 and $100,000 is recorded as a receivable in prepaid expenses and other current assets in the consolidated balance sheets, respectively.

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

Note 18. Subsequent events

In February and March 2023, the Company granted options to purchase an aggregate of 9,025,337 shares of its common stock to employees at a weighted-average exercise price of $4.00 per share.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
4.3	Description of Securities	10-K	3/24/2022	4.3
10.1#	Erasca, Inc. 2021 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	7/12/2021	10.2
10.2#	Erasca, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/12/2021	10.3
10.3#	Erasca, Inc. Severance and Change in Control Severance Plan and Summary Plan Description	S-1/A	7/12/2021	10.4
10.4#	Non-Employee Director Compensation Program	S-1/A	7/12/2021	10.5
10.5#	Employment Letter Agreement, dated August 18, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.9
10.6#	Scientific Advisory Board Agreement, dated August 15, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.10
10.7#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Jonathan E. Lim, M.D. and the Registrant	S-1/A	7/12/2021	10.13
10.8#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between David M. Chacko, M.D. and the Registrant	S-1/A	7/12/2021	10.14
10.9#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Wei Lin, M.D. and the Registrant	S-1/A	7/12/2021	10.15
10.10#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Ebun S. Garner and the Registrant	S-1/A	7/12/2021	10.16
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/12/2021	10.17
10.12†	Lease Agreement, dated September 29, 2020 by and between ARE-SD Region No. 23, LLC and the Registrant, as amended	10-Q	5/12/2022	10.2
10.13†	Exclusive License Agreement, dated December 21, 2018, by and between The Regents of the University of California and the Registrant, as amended	S-1	6/25/2021	10.20
10.14†	License Agreement, dated February 18, 2020, by and between NiKang Therapeutics, Inc. and the Registrant	S-1	6/25/2021	10.21
10.15†	Exclusive License Agreement, dated March 12, 2020, by and between Katmai Pharmaceuticals, Inc. and the Registrant	10-K	3/24/2022	10.16
10.16†	License Agreement, dated April 16, 2020, by and between LifeArc and the Registrant	S-1	6/25/2021	10.23
10.17†	Agreement and Plan of Merger, dated November 23, 2020, by and among the Registrant and its wholly-owned subsidiaries, ASN Product Development, Inc. and Asana BioSciences, LLC	S-1	6/25/2021	10.24

143

10.18†	Amended and Restated License Agreement, dated November 23, 2020, by and among the Registrant’s wholly-owned subsidiaries, ASN Product Development, Inc. and Asana BioSciences, LLC	S-1	6/25/2021	10.25
10.19	Open Market Sale Agreement, dated August 11, 2022, by and between Jefferies LLC and the Registrant	S-3	8/11/2022	1.2
10.20†	Exclusive License Agreement, dated December 9, 2022 by and between Novartis Pharma AG and the Registrant				X
23.1	Consent of KPMG LLP, independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted for confidentiality purposes.

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

144

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Erasca, Inc.

Date: March 23, 2023	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan E. Lim	Chairman, Chief Executive Officer and Co-Founder	March 23, 2023
Jonathan E. Lim, M.D.	(Principal Executive Officer)

/s/ David M. Chacko	Chief Financial Officer	March 23, 2023
David M. Chacko, M.D.	(Principal Financial and Accounting Officer)

/s/ James A. Bristol	Director	March 23, 2023
James A. Bristol, Ph.D.

/s/ Alexander W. Casdin	Director	March 23, 2023
Alexander W. Casdin

/s/ Bihua Chen	Director	March 23, 2023
Bihua Chen

/s/ Julie Hambleton	Director	March 23, 2023
Julie Hambleton, M.D.

/s/ Valerie Harding-Start	Director	March 23, 2023
Valerie Harding-Start, Ph.D.

/s/ Pratik S. Multani	Director	March 23, 2023
Pratik S. Multani, M.D.

/s/ Jean I. Liu	Director	March 23, 2023
Jean I. Liu, J.D.

/s/ Michael D. Varney	Director and Chair of Research and Development	March 23, 2023
Michael D. Varney, Ph.D.

145