Form 10-Q
period 2023-03-31
Erasca, Inc.
filed 2023-05-15
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 150,756,577 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$272,756	$284,217
Short-term marketable securities	116,985	151,403
Prepaid expenses and other current assets	8,142	8,876
Total current assets	397,883	444,496
Property and equipment, net	24,621	24,815
Operating lease assets	39,794	40,418
Restricted cash	408	408
Other assets	4,836	4,772
Total assets	$467,542	$514,909
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,353	$23,049
Accrued expenses and other current liabilities	19,052	24,336
Operating lease liabilities	3,118	1,305
Total current liabilities	25,523	48,690
Operating lease liabilities, net of current portion	54,937	53,793
Other liabilities	630	573
Total liabilities	81,090	103,056
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2023 and December 31, 2022; 150,647,707 and 150,448,363 shares issued at March 31, 2023 and December 31, 2022, respectively; 149,699,528 and 149,333,258 shares outstanding at March 31, 2023 and December 31, 2022, respectively	15	15
Additional paid-in capital	901,121	893,850
Accumulated other comprehensive loss	(514)	(1,041)
Accumulated deficit	(514,170)	(480,971)
Total stockholders' equity	386,452	411,853
Total liabilities and stockholders' equity	$467,542	$514,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$27,585	$27,429
In-process research and development	—	2,000
General and administrative	9,440	7,076
Total operating expenses	37,025	36,505
Loss from operations	(37,025)	(36,505)
Other income (expense)
Interest income	3,877	114
Other expense	(51)	(67)
Total other income (expense), net	3,826	47
Net loss	$(33,199)	$(36,458)
Net loss per share, basic and diluted	$(0.22)	$(0.31)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	149,504,216	119,491,433
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	527	(789)
Comprehensive loss	$(32,672)	$(37,247)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	150,448,363	$15	$893,850	$(1,041)	$(480,971)	$411,853
Exercise of stock options	199,344	—	183	—	—	183
Vesting of early exercised stock options	—	—	243	—	—	243
Stock-based compensation expense	—	—	6,845	—	—	6,845
Net loss	—	—	—	—	(33,199)	(33,199)
Unrealized gain on marketable securities, net	—	—	—	527	—	527
Balance at March 31, 2023	150,647,707	$15	$901,121	$(514)	$(514,170)	$386,452

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	121,382,547	$12	$694,844	$(162)	$(238,166)	$456,528
Exercise of stock options	357,244	—	460	—	—	460
Vesting of early exercised stock options	—	—	479	—	—	479
Repurchases of restricted stock	(6,945)	—	—	—	—	—
Stock-based compensation expense	—	—	4,442	—	—	4,442
Net loss	—	—	—	—	(36,458)	(36,458)
Unrealized loss on marketable securities, net	—	—	—	(789)	—	(789)
Balance at March 31, 2022	121,732,846	$12	$700,225	$(951)	$(274,624)	$424,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,199)	$(36,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	894	403
Stock-based compensation expense	6,845	4,442
In-process research and development expenses	—	2,000
(Accretion) amortization on marketable securities, net	(975)	17
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	670	(5,515)
Accounts payable	446	1,898
Accrued expenses and other current and long-term liabilities	(4,363)	(3,656)
Operating lease assets and liabilities, net	3,324	11,063
Net cash used in operating activities	(26,358)	(25,806)

Cash flows from investing activities:
Purchases of marketable securities	(24,280)	(9,758)
Maturities of marketable securities	60,200	19,300
In-process research and development	(20,000)	(2,000)
Payment made for investment in equity securities	—	(2,000)
Purchases of property and equipment	(1,206)	(7,336)
Net cash provided by (used in) investing activities	14,714	(1,794)

Cash flows from financing activities:
Proceeds from the exercise of stock options	183	460
Net cash provided by financing activities	183	460

Net decrease in cash, cash equivalents and restricted cash	(11,461)	(27,140)
Cash, cash equivalents and restricted cash at beginning of the period	284,625	360,895
Cash, cash equivalents and restricted cash at end of the period	$273,164	$333,755

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for purchases of property and equipment	$38	$1,324
Vesting of early exercised options	$243	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for RAS/MAPK pathway-driven cancers. The Company has assembled a wholly-owned or controlled RAS/MAPK pathway-focused pipeline including 12 disclosed modality-agnostic programs aligned with its three therapeutic strategies of: (i) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (ii) targeting RAS directly; and (iii) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of March 31, 2023, the Company had $389.7 million in cash, cash equivalents, and short-term marketable securities. As of March 31, 2023, the Company had an accumulated deficit of $514.2 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through March 31, 2023, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO) and underwritten offering (2022 Offering).

As the Company continues its expansion, it expects to use its cash, cash equivalents, and short-term marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and short-term marketable securities as of March 31, 2023 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

Underwritten offering

In December 2022, the Company completed the 2022 Offering pursuant to which the Company issued and sold 15,384,616 shares of its common stock at a price to the public of $6.50 per share. Proceeds from the offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

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

Note 2. Summary of significant accounting policies

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. Accounting estimates and management judgments reflected in the condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, fair value of common stock, stock-based compensation expense, and the incremental borrowing rate for determining the operating lease asset and liability. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of March 31, 2023 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

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

The Company had deposited cash of $408,000 as of March 31, 2023 and December 31, 2022 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$272,756	$333,347
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$273,164	$333,755

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

Through its wholly-owned subsidiary, Erasca Ventures, the Company has also invested in equity securities of a company whose securities are not publicly traded and whose fair value is not readily available (see Notes 3 and 15). This investment is recorded using cost minus impairment, plus or minus changes in its estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities without readily determinable fair values are assessed for potential impairment on a quarterly basis based on qualitative factors. This investment is included in other assets in the Company's condensed consolidated balance sheets.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of March 31, 2023 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	March 31,	for identical	observable	inputs
	2023	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$260,436	$260,436	$—	$—
US treasury securities(1)	1,999	1,999	—	—
US treasury securities(2)	88,892	88,892	—	—
US government agency securities(2)	9,538	—	9,538	—
Corporate debt securities(2)	3,306	—	3,306	—
Commercial paper(2)	14,603	—	14,603	—
Supranational debt securities(2)	646	—	646	—
Total fair value of assets	$379,420	$351,327	$28,093	$—

(1)
Included as cash and cash equivalents on the condensed consolidated balance sheets.
(2)
Included as short-term marketable securities on the condensed consolidated balance sheets.

		Fair value measurements as of December 31, 2022 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	December 31,	for identical	observable	inputs
	2022	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$255,080	$255,080	$—	$—
US treasury securities(2)	127,476	127,476	—	—
US government agency securities(2)	1,468	—	1,468
Corporate debt securities(2)	3,301	—	3,301	—
Commercial paper(2)	18,519	—	18,519	—
Supranational debt securities(2)	639	—	639	—
Total fair value of assets	$406,483	$382,556	$23,927	$—

(1)
Included as cash and cash equivalents on the condensed consolidated balance sheets.
(2)
Included as short-term marketable securities on the condensed consolidated balance sheets.

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of March 31, 2023 and December 31, 2022, the Company held a $2.0 million equity investment in Affini-T Therapeutics, Inc. (Affini-T) at cost. No adjustments have been made to the value of the Company’s investment in Affini-T since its initial measurement either due to impairment or based on observable price changes. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds and US treasury securities and short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, commercial paper, and supranational debt securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$89,411	$13	$(532)	$88,892
US government agency securities	1 or less	9,525	13	—	9,538
Corporate debt securities	1 or less	3,308	1	(3)	3,306
Commercial paper	1 or less	14,607	1	(5)	14,603
Supranational debt securities	1 or less	648	—	(2)	646
Total		$117,499	$28	$(542)	$116,985

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$128,504	$5	$(1,033)	$127,476
US government agency securities	1 or less	1,467	1	—	1,468
Corporate debt securities	1 or less	3,309	—	(8)	3,301
Commercial paper	1 or less	18,519	—	—	18,519
Supranational debt securities	1 or less	645	—	(6)	639
Total		$152,444	$6	$(1,047)	$151,403

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$37,143	$(48)	$29,483	$(484)	$66,626	$(532)
Corporate debt securities	2,567	(3)	—	—	2,567	(3)
Commercial paper	9,389	(5)	—	—	9,389	(5)
Supranational debt securities	646	(2)	—	—	646	(2)
Total	$49,745	$(58)	$29,483	$(484)	$79,228	$(542)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$60,652	$(129)	$44,048	$(904)	$104,700	$(1,033)
Corporate debt securities	2,560	(8)	—	—	2,560	(8)
Supranational debt securities	639	(6)	—	—	639	(6)
Total	$63,851	$(143)	$44,048	$(904)	$107,899	$(1,047)

As of March 31, 2023, there were 34 available-for-sale securities with an estimated fair value of $79.2 million in gross unrealized loss positions, of which 6 available-for-sale securities with an estimated fair value of $29.5 million were in an unrealized loss position for more than 12 months. As of December 31, 2022, there were 35 available-for-sale securities with an estimated fair value of $107.9 million in gross unrealized loss positions, of which 10 available-for-sale securities with an estimated fair value of $44.0 million were in an unrealized loss position for more than 12 months.

As of March 31, 2023 and December 31, 2022, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and interest rate increases. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $1.0 million and $748,000 as of March 31, 2023 and December 31, 2022, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$5,205	$4,815
Furniture and fixtures	4,099	4,104
Leasehold improvements	18,100	17,837
Computer equipment and software	1,611	1,559
Property and equipment	29,015	28,315
Less accumulated depreciation and amortization	(4,394)	(3,500)
Property and equipment, net	$24,621	$24,815

Depreciation and amortization expense related to property and equipment was $894,000 and $403,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development expenses	$11,491	$11,523
Accrued compensation	5,568	9,395
Unvested early exercised stock option liability	1,452	1,690
Accrued professional services	342	873
Accrued property and equipment	17	638
Other accruals	182	217
Total	$19,052	$24,336

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company's IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, in 2021, the Company made an upfront payment of $2.0 million and issued to ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of equity of $1.7 million. No IPR&D expense was recorded during the three months ended March 31, 2023 and 2022.

Note 8. License agreements

Novartis Pharma AG

In December 2022, the Company entered into an exclusive license agreement (the Novartis Agreement) with Novartis Pharma AG (Novartis) under which the Company was granted an exclusive, worldwide, royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Novartis to develop, manufacture, use, and commercialize naporafenib in all fields of use. The Company has the right to sublicense (through multiple tiers) its rights under the Novartis Agreement, subject to certain limitations and conditions, and is required to use commercially reasonable efforts to commercialize licensed products in certain geographical markets. The license granted under the Novartis Agreement is subject to Novartis’ reserved right to: (i) develop, manufacture, use, and commercialize compounds unrelated to naporafenib under the licensed patent rights and know-how, (ii) use the licensed patent rights and know-how for non-clinical research purposes, and (iii) use the licensed patent rights and know-how to the extent necessary to perform ongoing clinical trials and perform its obligations under existing contracts and under the Novartis Agreement.

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. The Company recorded $100.0 million in IPR&D expense during the year ended December 31, 2022 in connection with the Novartis Agreement. As of March 31, 2023 and December 31, 2022, the Company had recorded $0 and $20.0 million in accounts payable on the condensed consolidated balance sheets related to the upfront cash payment, respectively. As of March 31, 2023 and December 31, 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

The Novartis Agreement will expire upon the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis, and is the later of: (i) ten years from the date of first commercial sale for the licensed product in such country, (ii) the last to expire valid claim within the licensed patent rights covering such licensed product, or (iii) the expiration of all regulatory exclusivity for the licensed product in such country. Upon expiration of the Novartis Agreement, on a licensed product-by-licensed product and country-by-country basis, the Company will have a fully paid-up, perpetual, and irrevocable license to develop, manufacture, use, and commercialize the licensed products.

The Novartis Agreement may be terminated in its entirety by either party in the event of an uncured material breach by the other party. Novartis may terminate the Novartis Agreement upon written notice in the event the Company becomes subject to specified bankruptcy, insolvency, or similar circumstances. The Company may terminate the Novartis Agreement in its entirety at any time upon the provision of prior written notice to Novartis. Upon termination of the Novartis Agreement for any reason, all rights and licenses granted to the Company will terminate. In addition, upon termination of the Novartis Agreement for any reason other than its natural expiration, Novartis has an option to negotiate a license under any patent rights, know-how, or other intellectual property rights relating to the licensed products that are owned or controlled by the Company for the purpose of developing, manufacturing and commercializing the licensed products on terms to be negotiated between the parties.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million, of which $2.0 million was paid in March 2022, and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. No IPR&D expense was recorded during the three months ended March 31, 2023. The Company recorded IPR&D expense of $2.0 million in connection with a development milestone payment made during the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

LifeArc

In April 2020, the Company entered into a license agreement with LifeArc (the LifeArc Agreement) under which the Company was granted an exclusive, worldwide license to certain materials, know-how, and intellectual property rights owned or controlled by LifeArc to develop, manufacture, use, and commercialize certain ULK inhibitors for all applications.

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made in 2020. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Additionally, the Company is obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees the Company receives from any sublicense that the Company grants, depending on the stage of development of a licensed product when such sublicense is granted. Prior to the execution of the amendment, the Company was obligated to make a cash payment to the Regents in the event of the Company’s initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon the Company’s achievement of a Corporate Milestone was reduced and the Company agreed to issue the Regents 944,945 shares of the Company’s common stock, which issuance was not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, the Company made a cash payment to the Regents in the amount of $1.7 million. No IPR&D expense was recorded during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of March 31, 2023, there were 14,846,946 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2022	17,393,396	$5.84	8.20	$18,295
Granted	9,025,337	4.00
Exercised	(199,344)	0.92
Canceled	(327,118)	5.48
Outstanding at March 31, 2023	25,892,271	$5.24	8.61	$8,752
Options exercisable at March 31, 2023	8,166,304	$4.45	7.54	$6,553

The weighted-average grant date fair value of options granted for the three months ended March 31, 2023 and 2022 was $2.94 and $8.36, respectively. As of March 31, 2023, the unrecognized compensation cost related to unvested stock option grants was $72.0 million and is expected to be recognized as expense over approximately 2.87 years. The intrinsic value of the options exercised for the three months ended March 31, 2023 and 2022 was $517,000 and $3.4 million, respectively.

Prior to the IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2023 and December 31, 2022, there were 948,179 shares and 1,115,105 shares subject to repurchase by the Company, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded $1.5 million and $1.7 million of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.46%-4.22%	1.46%-1.74%
Expected volatility	85.52%-85.81%	85.86%-85.99%
Expected term (in years)	6.02-6.07	5.99-6.08
Expected dividend yield	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company's 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $707,000 and $501,000 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the unrecognized compensation cost related to the ESPP was $2.2 million and is expected to be recognized as expense over approximately 1.24 years. As of March 31, 2023 and December 31, 2022, $418,000 and $74,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. No shares were issued and sold under the ESPP during the three months ended March 31, 2023 and 2022.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$3,880	$2,732
General and administrative	2,965	1,710
Total	$6,845	$4,442

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Stock options issued and outstanding	25,892,271	17,393,396
Awards available for future grant	14,846,946	16,022,747
Shares available for purchase under the ESPP	2,469,614	965,131
Total	43,208,831	34,381,274

Note 10. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Total lease costs were approximately $3.1 million and $1.2 million, including operating lease costs of $1.9 million and $1.0 million, variable lease costs of $1.2 million and $117,000, and short-term lease costs of $0 and $31,000, during the three months ended March 31, 2023 and 2022, respectively. The Company paid $863,000 and $273,000 in cash for operating leases that were included in the operating activities section of the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 9.02 years and 8.95% at March 31, 2023, respectively. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases was 9.26 years and 8.96% at December 31, 2022, respectively. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In September 2020, the Company entered into a lease agreement for 59,407 square feet of laboratory and office space in San Diego, California, which represented a portion of a new facility that was under construction and which was subsequently amended in March 2021 to expand the rented premises by 18,421 square feet (the 2020 Lease). The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. In April 2022, the 2020 Lease was modified to amend the rent commencement date from February 2022 to May 2022. The 2020 Lease, as amended, has an initial term of 10.75 years and includes aggregate monthly payments to the lessor of approximately $51.6 million beginning in May 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $16.8 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The 2020 Lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $2.5 million. As discussed in Note 2, the Company provided a letter of credit to the lessor for $408,000, which expires October 31, 2031.

In December 2021, the Company entered into a lease agreement for 29,542 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the condensed consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. In February 2022, the expected project costs exceeded the tenant improvement allowances by $5.1 million, which was paid directly to the landlord by the Company and was recorded as prepaid rent in the condensed consolidated balance sheets and as a cash outflow from operating activities in the condensed consolidated statements of cash flows. Upon lease commencement, the $5.1 million of prepaid rent was included in the operating lease asset. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the condensed consolidated balance sheets.

Future minimum lease payments under the operating leases with initial lease terms in excess of one year as of March 31, 2023 are as follows (in thousands):

Year ending December 31,
2023 (remaining nine months)	$5,995
2024	8,752
2025	9,024
2026	9,170
2027	9,199
Thereafter	44,376
Total lease payments	$86,516
Less: Amount representing interest	(28,461)
Operating lease liabilities	$58,055

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three months ended March 31, 2023 and 2022. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three months ended March 31, 2023 and 2022, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(33,199)	$(36,458)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	149,504,216	119,491,433
Net loss per share, basic and diluted	$(0.22)	$(0.31)

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

	March 31,	March 31,
	2023	2022
Options to purchase common stock	25,892,271	17,312,703
Restricted stock subject to future vesting	—	241,328
Options early exercised subject to future vesting	948,179	1,615,888
Estimated shares purchasable under the ESPP	755,809	371,779
Total potentially dilutive shares	27,596,259	19,541,698

Note 14. COVID-19 pandemic

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. During the three months ended March 31, 2023 and 2022, the Company has not experienced significant impact from the pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

Note 15. Related party transactions

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as direct research grants, hardship grants, patient advocacy, patient education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer, and general counsel are also officers of the Erasca Foundation. In December 2021, the Company loaned the Erasca Foundation $100,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. In November 2022, the Erasca Foundation repaid the promissory note. As of March 31, 2023 and December 31, 2022, no amounts related to the non-interest bearing promissory note were recorded in the condensed consolidated balance sheets.

Affini-T Therapeutics, Inc.

The Company holds a $2.0 million equity investment in Affini-T. One of the Company’s board members is also a member of the board of Affini-T.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.5 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We have assembled what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry, including 12 disclosed modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

Other RTKs
EGFR/ FLT3
RAS-GDP
2
GEF
GRB2
GDP
GTP
P_1
GAP
SOS1
NF1
SHP2
2
RAS-GTP
Autophagy
MAPK pathway
PI3K pathway
1
RAF
PI3K
P
MEK
P
AKT
P
ERK
mTOR
ULK
MYC
3
Legend
1
Target upstream & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently inhibit or degrade critical signaling nodes with small molecule therapeutics, large molecule therapeutics, and protein degraders. Our purpose-built pipeline includes five clinical-stage programs (a pan-RAF inhibitor, ERK and SHP2 inhibitors, which together comprise our first, innovative MAPKlamp approach, a central nervous system (CNS)-penetrant EGFR inhibitor, and a CNS-penetrant KRAS G12C inhibitor), and seven discovery-stage programs targeting other key oncogenic drivers. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Our lead product candidate is naporafenib, for which we plan to begin a pivotal Phase 3 trial in the first half of 2024 in patients with NRAS-mutated (NRASm) melanoma, following the planned initiation of a Phase 1b trial in the second half of 2023 for patients with tissue agnostic RAS Q61X cancers to inform additional clinical development. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential in patients with NRASm melanoma, RAS Q61X tissue agnostic solid tumors, and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis in December 2022 pursuant to the Novartis Agreement. Naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, pharmacokinetics (PK), and pharmacodynamics have been established in both monotherapy and in certain combinations, with clinical proof-of-concept (PoC) data in combination with trametinib (MEKINIST) for patients with NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC data with trametinib for patients with RAS Q61X in NSCLC. Naporafenib complements what we believe to be the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipeline in the industry.

We are pursuing a broad development strategy for naporafenib that could address up to approximately 3.5 million patients worldwide, thereby significantly expanding our total addressable patient population. Our planned development for naporafenib includes a series of SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development of naporafenib + trametinib in the planned Phase 1b SEACRAFT-1 trial in patients with RAS Q61X tissue agnostic tumors and in the planned Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma. SEACRAFT-1 is supported by clinical PoC data in patients with NRAS Q61X melanoma and preliminary clinical PoC data in patients with KRAS Q61X NSCLC. In May 2023, we executed a clinical trial collaboration and supply agreement (CTCSA) with Novartis in connection with the SEACRAFT-1 trial. Under the terms of the agreement, we are sponsoring and funding the clinical trial and Novartis is providing its MEK inhibitor, trametinib, at no cost. The initiation of SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the American Association for Cancer Research Annual Meeting 2022 and European Society for Medical Oncology Congress 2022 medical conferences and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. We are also exploring additional combinations of naporafenib with other proprietary therapeutic agents in our pipeline as well as with other therapies.

Our next two most-advanced product candidates are ERAS-007 (our oral ERK1/2 inhibitor) and ERAS-601 (our oral SHP2 inhibitor), which target downstream and upstream nodes, respectively, of the RAS/MAPK pathway. We are pursuing a broad clinical development plan across multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials, that includes both monotherapy and combinations with approved and investigational agents, such as RTK, SHP2, RAS, and/or RAF inhibitors. Our current HERKULES Phase 1b/2 clinical trials are exploring both tissue agnostic and tissue specific indications in patients with solid tumors, including NSCLC, CRC, and pancreatic ductal adenocarcinoma. In May 2021, we dosed the first patient in HERKULES-1, a Phase 1b/2 clinical trial designed to evaluate ERAS-007 as a single agent and in combination with various RAS/MAPK pathway targeting agents in advanced solid tumors. In December 2022, we dosed the first patient to evaluate ERAS-007 in combination with ERAS-601 (the MAPKlamp portion of HERKULES-1) in advanced solid tumors. In September 2021, we dosed the first patient in HERKULES-2, a Phase 1b/2 master protocol clinical trial for ERAS-007 and/or ERAS-601 in combination with various agents in patients with NSCLC. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with gastrointestinal (GI) cancers. In connection with our HERKULES-3 trial, we have announced CTCSAs with Pfizer Inc. for its BRAF inhibitor, encorafenib (BRAFTOVI), and CDK4/6 inhibitor, palbociclib (IBRANCE), Eli Lilly and Company (Lilly) for its EGFR antibody, cetuximab (ERBITUX), and Pierre Fabre for its BRAF inhibitor, encorafenib (BRAFTOVI) in key international territories. In all these cases, we are sponsoring and funding the clinical trial and the partner is providing its drug to us at no cost.

The master protocols for each of the HERKULES-2 and -3 Phase 1b/2 clinical trials provide the flexibility to explore additional combinations and expand into other NSCLC and GI cancer indications, respectively. These two trials are expected to provide PoC data and may be expanded to enable potential accelerated approvals in their respective indications. In October 2022, we reported Phase 1b monotherapy data from HERKULES-1 at the 2022 EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium (2022 Triple Meeting). These data included preliminary monotherapy safety and PK to support dose selection for combinations of ERAS-007. In addition, we anticipate multiple additional data readouts from our HERKULES clinical trials, including a Phase 1b dose escalation combination data readout in RAS- and RAF-mutated GI malignancies from HERKULES-3 in the first half of 2023, a Phase 1b combination data readout from HERKULES-2 in the first half of 2023, a Phase 1b dose expansion combination data readout in BRAF-mutated CRC from HERKULES-3 between the second half of 2023 and the first half of 2024, and a Phase 1b combination data readout for ERAS-007 and ERAS-601 from HERKULES-1 in the first half of 2024. In June 2022, we announced an additional Phase 1b PoC clinical trial to investigate ERAS-007 in combination with a KRAS G12C inhibitor in KRAS G12C-driven NSCLC and CRC. While we have agreed to provide ERAS-007 for this clinical trial, the trial will be funded by a grant that the principal investigators received from Stand Up To Cancer.

ERAS-601 is designed to be a potent and selective oral inhibitor of SHP2, a convergent node for upstream RTK signaling and a critical “on/off switch” that activates RAS-GTP signaling. Activation of SHP2 also drives tumor cell proliferation and development of resistance. ERAS-601 is designed to block oncogenic signal transduction and delay the onset of therapeutic resistance, thereby serving as a backbone of combination therapy. In December 2020, we dosed the first patient in FLAGSHP-1, a Phase 1 clinical trial for ERAS-601 in patients with advanced solid tumors. ERAS-601 combinations are being evaluated in the FLAGSHP-1 and HERKULES-1 clinical trials for patients with human papillomavirus (HPV)-negative advanced head and neck squamous cell carcinoma (HNSCC) and RAS/MAPK-altered solid tumors, respectively. Future development of ERAS-601 combinations may include CRC and other tumor types, based upon the data from the FLAGSHP-1 HNSCC patients and data observed in HERKULES-1. In July 2022, we announced a second CTCSA with Lilly in connection with the FLAGSHP-1 trial. Under the terms of the agreement, we are sponsoring and funding the clinical trial and Lilly is providing its EGFR inhibitor, cetuximab (ERBITUX), at no cost. In October 2022, we reported Phase 1 monotherapy data from FLAGSHP-1 at the 2022 Triple Meeting. These data included preliminary monotherapy safety and PK to support dose selection for combinations of ERAS-601. In April 2023, we announced promising initial Phase 1b dose escalation data from FLAGSHP-1 for ERAS-601 in combination with cetuximab in patients with advanced solid tumors at the American Association for Cancer Research Annual Meeting 2023 medical conference. In addition, we anticipate a Phase 1b combination data readout in HPV-negative HNSCC in the first half of 2024.

In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801, our CNS-penetrant EGFR inhibitor, in patients with recurrent glioblastoma multiforme (GBM). In May 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to ERAS-801 for the treatment of adult patients with GBM with EGFR gene alterations. Programs that receive FTD benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application. In December 2022, the FDA cleared the investigational new drug application (IND) for ERAS-3490, the CNS-penetrant development candidate we nominated from our ERAS-1 KRAS G12C inhibitor franchise. We are also advancing seven other disclosed programs targeting key oncogenic drivers in the RAS/MAPK pathway, which we will need to successfully progress through discovery and IND-enabling activities prior to advancing these programs into clinical development, if at all.

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

In December 2022, we completed the 2022 Offering and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of March 31, 2023.

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

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of March 31, 2023, we have raised a total of $765.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and 2022 Offering and the sale and issuance of convertible preferred stock. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $389.7 million.

We have incurred significant operating losses since inception. Our net losses were $33.2 million and $36.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $514.2 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operations into the second half of 2025. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the US and global economies and financial markets. To date, we have not experienced material disruptions in our business operations. However, while it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our product candidates through clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities, and any future epidemic disease outbreaks, could delay our clinical trials and preclinical studies and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic and any future epidemic disease outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Additionally, inflation generally affects us by increasing our employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, financial institution instability, global trade disputes or political instability. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2023.

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs.

For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Naporafenib(1)	$4,199	$—
ERAS-007	7,112	8,822
ERAS-601	4,499	4,531
Other clinical programs	3,408	2,540
Other discovery and preclinical programs	8,367	11,536
Total research and development expenses	$27,585	$27,429

(1) We in-licensed Naporafenib in December 2022.

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

• the impact of any interruptions to our operations or to those of the third parties with whom we work due to the ongoing COVID-19 pandemic and other geopolitical and economic events (such as the ongoing conflict between Russia and Ukraine, inflationary trends in the United States and financial institution instability); and

• the extent to which we establish additional collaboration, license or other arrangements.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$27,585	$27,429	$156
In-process research and development	—	2,000	(2,000)
General and administrative	9,440	7,076	2,364
Total operating expenses	37,025	36,505	520
Loss from operations	(37,025)	(36,505)	(520)
Total other income (expense), net	3,826	47	3,779
Net loss	$(33,199)	$(36,458)	$3,259

Research and development expenses

Research and development expenses were $27.6 million for the three months ended March 31, 2023 compared to $27.4 million for the three months ended March 31, 2022. The increase of $0.2 million was primarily driven by a $2.3 million increase in facilities-related expenses and depreciation primarily due to our new San Diego and South San Francisco facilities which we moved into in the second and third quarters of 2022, respectively, a $1.1 million increase in stock-based compensation expense, and a $0.7 million increase in personnel costs, partially offset by a $3.1 million decrease in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, and a $0.8 million decrease in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $0 for the three months ended March 31, 2023 compared to $2.0 million for the three months ended March 31, 2022. In-process research and development expenses for the three months ended March 31, 2022 related to a development milestone payment of $2.0 million in connection with our license agreement with Katmai Pharmaceuticals, Inc.

General and administrative expenses

General and administrative expenses were $9.4 million for the three months ended March 31, 2023 compared to $7.1 million for the three months ended March 31, 2022. The increase of $2.4 million was primarily driven by an increase of $1.3 million in stock-based compensation expense, an increase of $0.6 million in personnel costs, and an increase of $0.3 million in facilities and office-related expenses.

Other income (expense), net

Other income (expense), net was $3.8 million for the three months ended March 31, 2023 compared to $47,000 for the three months ended March 31, 2022. The increase of $3.8 million was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities during the three months ended March 31, 2023.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of March 31, 2023.

In December 2022, we completed the 2022 Offering and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Future capital requirements

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $389.7 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

• any delays and cost increases that result from the COVID-19 pandemic and other geopolitical and economic events (such as the ongoing conflict between Russia and Ukraine, inflation trends in the United States and financial institution instability);

• the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and

• costs associated with any products or technologies that we may in-license or acquire.

We have no other committed sources of capital. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including through the Sale Agreement), debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, licensing, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(26,358)	$(25,806)
Investing activities	14,714	(1,794)
Financing activities	183	460
Net decrease in cash, cash equivalents and restricted cash	$(11,461)	$(27,140)

Operating activities

Cash used in operating activities was $26.4 million during the three months ended March 31, 2023, primarily resulting from a net loss of $33.2 million and accretion on marketable securities of $1.0 million, partially reduced by stock-based compensation expense of $6.8 million and depreciation and amortization expense of $0.9 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in operating lease assets and liabilities of $3.3 million primarily due to the receipt of $2.3 million in reimbursement from our landlord for tenant improvements, an increase in accounts payable of $0.4 million, and a decrease in prepaid expenses and other current and long-term assets of $0.7 million, offset by a decrease in accrued expenses and other current and long-term liabilities of $4.4 million.

Cash used in operating activities was $25.8 million during the three months ended March 31, 2022, primarily resulting from a net loss of $36.5 million, partially reduced by stock-based compensation expense of $4.4 million, changes in operating assets and liabilities of $3.8 million, in-process research and development expenses of $2.0 million, which are reflected in investing activities, and depreciation expense of $0.4 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in operating lease assets and liabilities of $11.1 million primarily due to the receipt of $10.3 million in reimbursement from our landlord for tenant improvements and an increase in accounts payable of $1.9 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $5.5 million, and a decrease of accrued expenses and other current and long-term liabilities of $3.7 million.

Investing activities

Net cash provided by investing activities was $14.7 million during the three months ended March 31, 2023 as compared to cash used in investing activities of $1.8 million during the three months ended March 31, 2022. The increase in cash provided by investing activities of $16.5 million was primarily the result of an increase in maturities of marketable securities of $40.9 million, a decrease in purchases of property and equipment of $6.1 million, and a decrease of $2.0 million in payments made for investment in equity securities, partially offset by an $18.0 million increase in in-process research and development and a $14.5 million increase in purchases of marketable securities.

Financing activities

Net cash generated from financing activities was $0.2 million during the three months ended March 31, 2023 as compared to $0.5 million during the three months ended March 31, 2022. We received $0.2 million from the exercise of stock options during the three months ended March 31, 2023 compared to $0.5 million during the three months ended March 31, 2022.

Contractual obligations and commitments

As of March 31, 2023, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023.

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

As of March 31, 2023, we have used approximately $210.2 million of the proceeds from our IPO for general corporate purposes, including to fund the research and development of ERAS-007, ERAS-601 and our other RAS/MAPK pathway-focused pipeline programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective as of May 15, 2023, David Chacko, M.D., currently the Company’s Chief Financial Officer has been promoted to the dual position of Chief Financial Officer and Chief Business Officer of the Company.

Effective as of May 15, 2023, Nicholas (Nik) Chetwyn, Ph.D., has been promoted to the position of Chief Operating Officer of the Company. Dr. Chetwyn, age 53, joined the Company in March 2021 as Senior Vice President of Operations. Dr. Chetwyn brings over 25 years of experience in drug development in the pharmaceutical industry. Prior to joining the Company, since October 2018, Dr. Chetwyn has been the co-founder and president of MindScienceConnection, Inc., a strategy and leadership development company that focused on partnering with biopharmaceutical companies to navigate the unique challenges of building and maintaining thriving research cultures while developing the scientific leaders and executives of the future. Prior to MindScienceConnection, from June 2006 to October 2018, Dr. Chetwyn was an executive at Genentech, Inc. in Small Molecule Drug Discovery where he helped build the small molecule drug development organization, helped drive the significant expansion of technical and drug manufacturing capabilities, served on multiple governance committees, was a technical development team leader for a small molecule inhibitor of AKT, and represented Genentech on the board of directors for the Allotrope Foundation. While at Genentech, Nik supported new drug application (NDA) filings for ERIVEDGE and COTELLIC. Prior to Genentech, from February 2002 to April 2006, Dr. Chetwyn was an Associate Director at Pfizer Inc. (Global R&D) (NYSE: PFE) and also served as a pharmaceutical sciences team leader (PSTL) for a small molecule oncology project. Prior to Pfizer, Dr. Chetwyn held roles of increasing responsibility at GSK plc (formerly known as GlaxoSmithKline plc) where he was involved in the development of multiple small-molecule oncology candidates, new technology development and supplemental new drug application (sNDA) filings for WELLBUTRIN. Dr. Chetwyn earned a M.S. and Ph.D. in pharmaceutical chemistry from the University of Kansas and a B.Sc. in chemical and pharmaceutical sciences from the University of Sunderland.

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

Erasca, Inc.

Date: May 15, 2023	By:	/s/ Jonathan E. Lim M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)