Form 10-K
period 2023-12-31
Erasca, Inc.
filed 2024-03-27
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $297.0 million based on the closing price of the Registrant's common stock as reported on the Nasdaq Global Select Market of $2.76 per share on June 30, 2023, the last business day of the Registrant's most recently completed second quarter. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2024 was 151,494,161.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of global geopolitical and economic events and war on our business, the pricing and reimbursement of our product candidates, if approved, the potential to develop future product candidates, the potential benefits of current and future licenses, acquisitions, and strategic arrangements with third parties, and our intent to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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
•
Our business is subject to risks arising from geopolitical and economic events.
•
Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•
The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Item 1. Business.

Overview

At Erasca, our name is our mission: to erase cancer.

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.4 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We have assembled one of the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipelines in the industry, which is focused on modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs.

Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small molecule therapeutics and large molecule therapeutics. Our purpose-built pipeline includes three clinical-stage programs (a pan-RAF inhibitor, an ERK inhibitor, and a central nervous system (CNS)-penetrant EGFR inhibitor), and additional discovery-stage programs targeting other key oncogenic drivers. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board (SAB), which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Of the approximately 5.4 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway molecular alterations, over 70% have limited or no targeted therapy treatment options. While the RAS/MAPK pathway has been well characterized and validated based on multiple compounds approved or in development targeting discrete signaling nodes in the cascade, most of these compounds face resistance and tolerability challenges, highlighting the need for new approaches to target this pathway. We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just individual nodes, but multiple nodes and cooperative mechanisms in parallel. As depicted in the following figure and described below, we are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway.

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. For example, our lead product candidate, naporafenib, targets RAF, a key node of the RAS/MAPK pathway. We are developing naporafenib in combination with trametinib (MEKINIST) (MEK inhibitor) and other targeted therapies to delay emergence of resistance in response to RAS/MAPK pathway inhibition. We are also evaluating drug combinations targeting upstream and downstream nodes to shut down, or “clamp,” the signaling of various oncogenic drivers, such as receptor tyrosine kinases (RTKs), NF1, RAS, RAF, and MEK alterations, trapped between the inhibited nodes. We refer to this approach as a "MAPKlamp." With this MAPKlamp approach, we hope to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking the in-pathway escape routes that lead to tumor resistance.

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. We are discovering and developing molecules that have the potential to inhibit RAS in its inactive GDP state (RAS-GDP) as well as its more prevalent active GTP state (RAS-GTP). Utilizing our in-house discovery efforts employing structure-based drug design (SBDD), we are developing proprietary compounds against KRAS mutations beyond G12C, such as pan-KRAS (ERAS-4).

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. RAS-driven cancers utilize escape routes, namely cooperative mechanisms, to develop resistance to targeted therapies. By shutting down these potential escape routes, we aim to provide more robust inhibition of oncogenic signaling.

To pursue these therapeutic strategies, we have assembled and are developing one of the deepest pipelines targeting multiple signaling nodes to shut down the RAS/MAPK pathway. We intend to study these agents either alone or in rational combinations across multiple relevant tumor types. The following table summarizes our current, wholly-owned or controlled, modality-agnostic pipeline to eradicate RAS/MAPK pathway-driven cancers, and programs that arise from an investment made by Erasca Ventures, LLC (Erasca Ventures) in a third party.

Our lead product candidate is naporafenib, for which we plan to initiate a pivotal Phase 3 trial in the first half of 2024 for patients with NRAS-mutated (NRASm) melanoma. We dosed the first patient in a Phase 1b trial in August 2023 for patients with RAS Q61X solid tumors to inform additional clinical development pathways for naporafenib. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma, RAS Q61X solid tumors, and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, pharmacokinetics (PK), and pharmacodynamics (PD) have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib for patients with NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC data in combination with trametinib for patients with RAS Q61X NSCLC. In December 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation (NRASm). Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

We are pursuing a broad development strategy for naporafenib, which includes our SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development for naporafenib plus trametinib in the Phase 1b SEACRAFT-1 trial for patients with RAS Q61X solid tumors, which dosed its first patient in August 2023, and in the planned Phase 3 SEACRAFT-2 trial for patients with NRASm melanoma. SEACRAFT-1 is supported by clinical PoC data in patients with NRAS Q61X melanoma and preliminary clinical PoC data in patients with KRAS Q61X NSCLC. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the European Society for Medical Oncology Congress 2022 (ESMO Congress 2022) medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-1 and -2 trials, we have announced clinical trial collaboration and supply agreements (CTCSAs) with Novartis for its MEK inhibitor, trametinib (MEKINIST). We are sponsoring and funding the clinical trials and Novartis is providing its drug to us free of charge.

Our next most-advanced product candidate is ERAS-007 (our oral ERK1/2 inhibitor), which targets the most distal node of the RAS/MAPK pathway. The extracellular signal-regulated kinases (ERK), ERK1 and ERK2, belong to a family of serine-threonine kinases that regulate cellular signaling. ERK proteins propagate signaling for multiple cellular functions involved in cell growth and differentiation, which are often overactivated in RAS/MAPK pathway-driven cancers. We in-licensed ERAS-007 from Asana BioSciences (Asana) based in part on preclinical studies that demonstrated the highest potency and longest target residence time of any ERK inhibitors of which we are aware. ERAS-007 was evaluated as a single agent in a Phase 1 clinical trial in patients with advanced solid tumors completed by Asana. Forty-nine patients were enrolled and administered ERAS-007 once a day (QD) or once weekly (QW). Objective responses were observed at doses from 120 mg to 250 mg QW in patients with multiple tumor types (melanoma, salivary gland tumor, NSCLC, and thyroid cancer) that all harbor alterations (BRAF, HRAS, and NRAS) in the RAS/MAPK pathway, supporting the development of ERAS-007 QW as a combination therapy in patients with diverse, biomarker-selected tumor types. In this trial, ERAS-007 demonstrated a reversible and manageable adverse event profile.

We have developed a clinical development plan that has included multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with gastrointestinal (GI) cancers. In connection with our HERKULES-3 trial, we have announced CTCSAs with Pfizer Inc. for its BRAF inhibitor, encorafenib (BRAFTOVI), Eli Lilly and Company (Lilly) for its EGFR antibody, cetuximab (ERBITUX), and Pierre Fabre for its BRAF inhibitor, encorafenib (BRAFTOVI), in key international territories. In all these cases, we are sponsoring and funding the clinical trial and the partner is providing its drug to us free of charge.

The master protocol for the HERKULES-3 Phase 1b/2 clinical trial provides the flexibility to explore additional combinations and expand into other GI cancer indications. In May 2023, we announced encouraging preliminary data for the ERAS-007 combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm CRC in a poster presentation that we presented at the American Society of Clinical Oncology Annual Meeting in June 2023.

In June 2023, we provided updates with respect to our HERKULES-1 trial (for patients with solid tumors caused by RAS/MAPK pathway alterations), HERKULES-2 trial (for patients with EGFR-mutated or KRAS-mutated NSCLC), and one of the sub-studies of our HERKULES-3 trial (for patients with KRAS- or NRAS-mutant CRC and KRAS-mutant PDAC). These updates consisted of the following:

•
HERKULES-1: ERAS-007 plus ERAS-601 in patients with advanced solid tumors: We have deprioritized evaluation of this combination as dose escalation safety data do not support continued evaluation of the regimen tested

•
HERKULES-2: ERAS-007 plus osimertinib in patients with post-osimertinib EGFR-mutant NSCLC: We have deprioritized evaluation of this combination in this indication as clinical efficacy data do not support continued evaluation

•
HERKULES-3 sub-study that consisted of ERAS-007 plus palbociclib in patients with KRAS- or NRAS-mutant CRC and KRAS-mutant PDAC: We have deprioritized evaluation of this combination in this indication as clinical efficacy data do not support continued evaluation

As a result of these deprioritizations, we are no longer enrolling patients in the HERKULES-1 trial, the HERKULES-2 trial, or the HERKULES-3 sub-study that consisted of ERAS-007 plus palbociclib described above.

With respect to the HERKULES-3 Phase 1b trial for ERAS-007 plus EC in EC-naïve BRAFm CRC patients, we anticipate a Phase 1b dose expansion data readout in the first half of 2024.

Our third clinical program is ERAS-801, an investigational CNS-penetrant EGFR inhibitor. In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801 in patients with recurrent glioblastoma (GBM). In May 2023, we announced that the FDA granted FTD to ERAS-801 for the treatment of adult patients with GBM with EGFR gene alterations. In June 2023, we announced that the FDA granted Orphan Drug Designation (ODD) to ERAS-801 for the treatment of patients with malignant glioma, which includes GBM. Provided that the product candidate is approved by the FDA for the orphan-designated disease or condition, ODD entitles a party to the potential for seven years of post-approval marketing exclusivity, subject to certain exemptions, and financial incentives such as tax advantages and user fee waivers. In November 2023, we announced that a maximum tolerated dose (MTD) was identified for ERAS-801. We anticipate presenting Phase 1 monotherapy data from THUNDERBBOLT-1 in 2024.

In June 2023, we announced that we deprioritized ERAS-3490, our CNS-penetrant KRAS G12C inhibitor, due to the increasingly competitive landscape for small- and mid-cap biopharma companies in the KRAS G12C inhibitor market, despite the program's potential for differentiation in this market.

In November 2023, we announced that we deprioritized the FLAGSHP-1 Phase 1b combination trial of ERAS-601 SHP2 inhibitor with cetuximab (ERBITUX). Though ERAS-601 achieved confirmed responses as a monotherapy and in combination with cetuximab, preliminary data did not justify further development of this combination in the FLAGSHP-1 indications.

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

Our core values, team, and social mission

We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines singularly focused on targeting the RAS/MAPK pathway. Our leadership team has broad and deep experience in oncology, including advancing therapeutic candidates from discovery research to clinical development, regulatory approval, and commercialization. Our core values are embodied by our quest for the CURE:

Dr. Jonathan Lim, our Chairman, CEO, and Co-Founder, has helped pioneer transformative advancements in precision oncology and drug delivery, including leading Ignyta’s trailblazing pursuit of a global tissue agnostic label for ROZLYTREK, which became the first drug in biopharmaceutical history to achieve the unprecedented triple crown of breakthrough designations with BTD (FDA), PRIME (EMA) and Sakigake (PMDA). He has served as Chairman and/or CEO and founding investor of six biotechnology companies that have collectively achieved global regulatory approval and launch of seven therapeutic products in oncology, immunology, and drug delivery, benefitting thousands of patients worldwide.

Dr. Michael Varney, our Chair of R&D, SAB member, and a member of our board of directors, is a pioneer drug discoverer and biotech leader. His leadership at Agouron resulted in the discovery of multiple currently marketed anti-cancer agents, including XALKORI and INLYTA. As Executive Vice President and Head of Genentech’s Research and Early Development (gRED) and a member of the Roche Corporate Executive Committee, he was responsible for all aspects of gRED innovation, drug discovery and development, and built a team-based organization that today contributes to more than 40% of Genentech’s development portfolio, including the marketed anti-cancer agents ERIVEDGE and COTELLIC. Under his leadership, gRED teams discovered and developed successful medicines that include VENCLEXTA with AbbVie, the first BCL-2 inhibitor, and POLIVY, an antibody drug conjugate for the treatment of diffuse large B-cell lymphoma.

Dr. Shannon Morris, our Chief Medical Officer, initially joined us as Senior Vice President of Clinical Development and was promoted to Chief Medical Officer in April 2023. She has more than 20 years of experience in the life sciences industry with a focus in oncology drug development, including contributions in both early and late phase development, as well as in both targeted and immune-based therapies. Prior to joining Erasca, she was responsible for the clinical development of lerapolturev, a novel poliovirus-based therapeutic targeting GBM, at Istari Oncology. Prior to Istari, she was the clinical lead for the approval of COSELA. During her time at GSK and MedImmune, she held positions of increasing responsibility and was involved in the development of a number of molecules, including the early development of MEKINIST, and supported the successful biologics license application for IMFINZI in bladder cancer.

Dr. David Chacko, our Chief Financial Officer and Chief Business Officer, joined us from Versant Ventures, where he was a Principal with both investing and operating responsibilities. He helped lead investment opportunities across multiple therapeutic areas and advanced several Versant portfolio companies operationally through company formation, fundraising, corporate and business development, and clinical and regulatory activities. His prior roles at Alcon/Novartis, McKinsey, SR One, and Morgan Stanley bring to Erasca deep experience in strategy, finance, fundraising, business development, and operations.

Many members of our leadership team have worked together previously at Ignyta or Roche/Genentech, or have joined us from other leading companies in the biopharmaceutical and life science tools sectors such as Illumina, Lilly, Medivation, Merck, Myovant, Neurocrine, Pfizer, and Turning Point, and have worked on numerous oncology drugs that have been approved and launched for the benefit of patients.

Dr. Lim founded Erasca with Dr. Kevan Shokat (Professor and Chair of the Department of Cellular and Molecular Pharmacology at UCSF; Professor of Chemistry at the University of California, Berkeley; and an investigator at the Howard Hughes Medical Institute). In addition to Dr. Shokat, our SAB includes the following RAS/MAPK pathway experts:

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

•
Dr. Pablo Rodriguez-Viciana is a world expert in the RAS/MAPK pathway whose major focus is the function of the SHOC2 phosphatase complex as a unique regulatory node required for efficient RAS/MAPK pathway activation in the context of diseases such as cancer and RASopathies. He has served as the group leader at the UCL Cancer Institute since 2008 and is a former postdoctoral researcher in Dr. Frank McCormick’s lab at the University of California, San Francisco.
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

•
Erasca Foundation: In May 2021, we established the Erasca Foundation, a nonprofit California public benefit corporation, which was funded by the donation of 1,093,557 shares of our common stock (which at the time represented 1% of our capital stock), in conjunction with our initial public offering (IPO). In 2023, the Erasca Foundation provided funding for initiatives to positively impact society, including providing funding to Life Science Cares, Curebound Cancer Research, and Lazarex Cancer Foundation.
•
Environmental initiatives: Both of our physical buildings limit their carbon footprint. Our San Diego office is Gold Level Leadership in Energy and Environmental Design (LEED) certified, and our San Francisco office is Platinum Level LEED certified. Each building is easily accessible by public transportation and has electric vehicle charging stations and indoor bike racks. We also encourage our employees to recycle, including recycling programs for a subset of our lab supplies. While we rely on third-party vendors to conduct our drug manufacturing, our chemists that are engaged in the manufacturing process are committed to increasing efficiencies, reducing materials, and minimizing waste.
•
Code of Conduct and Ethics: Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, and requires the highest standards of business ethics. The Code of Business Conduct and Ethics and other corporate governance documents are located in the “Corporate Governance” section of the “Investors” page of our website located at www.erasca.com.
•
Inclusive clinical trial participation: We intend to make clinical trials of our product candidates more accessible to diverse patient populations and plan to partner with others who are like-minded in this regard.
•
Drug access program: If our products become commercially available, we intend to pursue initiatives to provide patients with access to such drugs, including through patient assistance programs and compassionate use programs.

Our corporate strategies to erase cancer

Our mission is to erase cancer by eradicating RAS/MAPK pathway-driven cancers. Our corporate strategies to achieve our mission include:

•
Relentlessly focus on patients and society in our mission to erase cancer. There are approximately 5.4 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, over 70% of whom have limited or no targeted therapy treatment options. We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines.
•
Develop novel single agent and combination regimens to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We are pursuing three therapeutic strategies that may be used in combination to comprehensively, and perhaps synergistically, shut down the RAS/MAPK pathway: (1) target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers; (2) target RAS directly with single agents and combinations; and (3) target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. Our strategic focus on the RAS/MAPK pathway allows us to comprehensively target critical nodes in the pathway that could drive cancer signaling.
•
Advance our deep, modality-agnostic RAS/MAPK pathway-focused pipeline. Our internally and externally sourced RAS/MAPK pathway-focused pipeline, comprising several targeted therapy programs, is one of the deepest in the industry. Our modality-agnostic approach aims to selectively and potently target critical

RAS/MAPK signaling nodes with the appropriate modality, including small molecule therapeutics and large molecule therapeutics. Naporafenib (our pan-RAF inhibitor), ERAS-007 (our ERK inhibitor), and ERAS-801 (our CNS-penetrant EGFR inhibitor) are currently being studied in clinical trials. Given the high unmet medical need of the patients we seek to treat, we will continually evaluate the potential for expedited development and review pathways.
•
Internally and externally source, on a global basis, potentially disruptive programs targeting RAS/MAPK pathway alterations. We have built a productive and efficient internal discovery engine. Our world-class structural biology team generates on average more than 100 protein structures annually and we use computational biology and computational chemistry to accelerate our discovery activities. While we have strong internal capabilities, we also believe that innovation is a collective, global endeavor and a single platform is unlikely to discover all the best ideas and approaches. We therefore plan to continue to opportunistically evaluate synergistic, in-pathway opportunities, regardless of origin, that meet our high scientific bar. Our extensive network and relationships provide us preferential—and at times exclusive—access to certain assets of interest.
•
Lead the next revolution in precision oncology. The first wave of precision oncology included tyrosine kinase inhibitors such as ROZLYTREK, approved for select tumors that harbor ROS1 or NTRK fusions. While these initial development efforts focused on specific disease-causing alterations in areas of high unmet medical need, these patient populations were modest in size. We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK and encompasses a range of alterations, a holistic approach must be taken to target not just specific individual mutations, but multiple alterations and cooperative mechanisms in parallel. We are pursuing tissue agnostic and tissue specific indications using flexible trial designs intended to efficiently transition molecules through each phase of development with the goal of identifying early efficacy signals warranting additional resource allocation for both monotherapy and combination approaches.
•
Evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or control worldwide development and commercialization rights to our entire pipeline of targeted therapy programs. This provides us with the flexibility to explore combinations of our agents with each other, other investigational agents, and/or standard of care therapies. We intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in the United States. We intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

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

EGFR

RTKs like EGFR are proteins that are embedded in the cell membrane and relay growth signals from the outside environment to the cell’s internal machinery. At rest, these proteins reside on the cell membrane as inactive monomers. Growth factors secreted by nearby cells bind to specific RTKs, such as epidermal growth factor (EGF) binding to EGFR, and cause these RTKs to dimerize. Dimerized RTKs activate one another through transphosphorylation of their intracellular regions. Intracellular proteins, such as adapter proteins, bind to these phosphorylated regions and propagate the pro-growth signals within the cell via one or more signaling pathways. Cells express a variety of RTKs so that environmental cues can be relayed to specific cell populations in specific contexts. EGFR mediates pro-growth signaling in skin and in the ducts and outer surfaces of many organs.

Overactive RTK signaling can result in uncontrolled cell growth and survival that transforms normal cells into cancer cells.

SHP2

SHP2 is a protein tyrosine phosphatase and a key positive regulator of the growth signals from the RTK growth factor receptors to the intracellular signaling pathways (including RAS/MAPK and PI3K) that promote growth and survival of normal cells and cancer cells. As such, SHP2 is a convergent node for upstream RTK signaling, such that activated SHP2 upregulates (“turns up”) the positive signals and downregulates (“turns down”) the negative signals in the signaling cascades. SHP2 also serves as a central node in relaying the growth and survival signals from RTKs such as EGFR to RAS/MAPK and other intracellular pathways. SHP2 is an attractive target because SHP2 inhibition ubiquitously blocks the growth signals from multiple RTKs, thereby preventing cancer cells from bypassing the blockade on a specific RTK (e.g., EGFR inhibitor) through activation of other RTK growth factor receptors (e.g., MET).

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

RAS

RAS proteins are ubiquitously expressed GTPase proteins. The RAS protein family consists of KRAS, NRAS, and HRAS proteins and acts as the entry node in the RAS/MAPK signaling pathway. KRAS is the most abundantly expressed RAS protein followed by NRAS and then HRAS. RAS proteins act as signaling transducers since they are recruited to activated RTK complexes where they are converted into an active conformation (RAS-GTP) that enables them to activate downstream effector proteins, such as RAF proteins. The activation state of a RAS protein is dictated by the phosphorylation state of the bound guanosine; RAS adopts an inactive RAS-GDP conformation when bound to GDP and an active RAS-GTP conformation when bound to GTP. Conversion of RAS into an active conformation is mediated by binding to co-factor proteins, e.g., SOS1, and these co-factor proteins enable the exchange of the RAS-bound nucleotide from GDP to GTP. In the active state, RAS-GTP proteins interact with multiple effector proteins to propagate cell signaling through multiple pathways. For example, activated RAS-GTP proteins interact with RAF proteins to activate MAPK signaling, and PI3K proteins to activate PI3K pathway signaling. RAS can transition from the active state into the inactive state by hydrolyzing its bound nucleotide from GTP to GDP either intrinsically or catalyzed through interactions with co-factor proteins, such as NF1. RAS proteins are the most frequently mutated oncoproteins in cancer. These mutations occur at hotspots, such as amino acid residues 12, 13, and 61, and these hotspot mutations impair RAS’s ability to hydrolyze GTP to GDP. As a result, mutant RAS-GTP remains in the active state for prolonged periods of time resulting in hyperactive stimulation of the RAS/MAPK and other pathways.

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

Patient lives at stake annually with RAS/MAPK pathway alterations

At Erasca, we are on a bold mission to erase cancer. The journey will be long, and it won’t be easy. But patients with cancer are waiting, and we are eager to make new therapies available as soon as possible. Our mission will involve delivering new therapies to patients in markets where there are limited or no approved targeted therapies, which are referred to as “blue oceans” (adapted from Blue Ocean Strategy by Chan Kim & Renée Mauborgne), as well as markets where there are already approved or soon to be approved product offerings, or “red oceans.” Of the approximately 5.4 million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, over 70% (approximately 4 million patients) are in blue oceans with limited or no targeted therapy treatment options. We intend to commercialize our product candidates in the United States. In other parts of the world, we intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

Our therapeutic strategies for shutting down the RAS/MAPK pathway

We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just single nodes, but multiple nodes and cooperative mechanisms in parallel. Our internally and externally sourced RAS/MAPK pathway-focused pipeline, comprising several targeted therapy programs, is one of the deepest in the industry. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify single agent and combination approaches that aim to prolong survival in numerous patient populations with high unmet medical needs. We are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway:

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. For example, our lead product candidate, naporafenib, targets RAF, a key node of the RAS/MAPK pathway. We are developing naporafenib in combination with the MEK inhibitor trametinib and other targeted therapies to delay emergence of resistance in response to RAS/MAPK pathway inhibition. We are also evaluating drug combinations targeting upstream and downstream nodes to shut down, or "clamp," the signaling of various oncogenic drivers such as RTKs, NF1, RAS, RAF, and MEK alterations, trapped between the inhibited nodes. With our MAPKlamp approach, we hope to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking the in-pathway escape routes that lead to tumor resistance.

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. We are discovering and developing molecules that have the potential to inhibit RAS in its inactive GDP state (RAS-GDP) as well as its more prevalent active GTP state (RAS-GTP). Utilizing our in-house discovery efforts employing SBDD, we are developing proprietary compounds against KRAS mutations beyond G12C, such as pan-KRAS (ERAS-4).

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. RAS-driven cancers utilize escape routes, namely cooperative mechanisms, to develop resistance to targeted therapies. By shutting down these potential escape routes, we aim to provide more robust inhibition of oncogenic signaling.

Our strategic focus on the RAS/MAPK pathway allows us to comprehensively target critical nodes in the pathway that could drive signaling. As shown in the figure below, our wholly-owned or controlled pipeline targets, either directly or indirectly, each of the signaling nodes colored in purple.

Our innovation model

Due to the magnitude of the challenge of erasing cancer, we are combining our robust internal discovery and development capabilities with a global in-licensing and acquisition strategy to assemble one of the industry’s deepest, modality-agnostic RAS/MAPK pathway-focused pipeline. We believe these complementary approaches to innovation provide us with important optionality, both therapeutically and strategically, as we endeavor to bring forth the next generation of potentially differentiated targeted therapies for RAS/MAPK pathway-driven cancers.

Internal discovery and development

We have built a productive and efficient internal discovery engine at the heart of which lies SBDD, a key tool for the discovery of novel small molecule therapeutics and protein degraders. By elucidating the three-dimensional structure of the potential drug molecule or degrader bound to the target protein of interest, scientists can better understand and iterate on the structure-activity relationship of their hit and lead compounds or degraders.

We also use computational biology and computational chemistry to accelerate our discovery activities. We have standardized how we characterize our compounds across in vitro/vivo activity, drug distribution, metabolism, and PK, structural, and secondary pharmacology assays, and centralized the storage of these data for automated analyses. These data are continuously reviewed by our scientific teams, and promising trends, including unpredicted ones that arise serendipitously, are prioritized for future exploration.

We supplement our medicinal chemistry efforts with fragment screens and machine learning approaches. We are using DNA encoded library (DEL) screens to identify novel chemical matter with promising activity against targets of interest. These “hits” give us starting points for our early-stage drug discovery programs, and also provide opportunities to diversify molecular designs for later-stage discovery programs. DEL screens interrogate the binding of billions of compounds against our targets and increase the likelihood that we will discover a fragment that we can eventually transform into a potent therapy. We also sift through our integrated drug discovery data sets using machine learning algorithms to identify meaningful patterns that help inform next steps for our discovery projects. These analyses are conducted internally and through external collaborations, including ones that specialize in artificial intelligence.

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

External sources of innovation

We believe innovation in cancer therapy is a collective, global endeavor unlikely to emerge from a single company or a single platform. There are exciting product candidates, technologies, and approaches in development worldwide, and our innovation model gives us the flexibility to supplement our internal efforts with externally sourced assets through collaboration, in-license, or acquisition. We also established Erasca Ventures, our wholly-owned subsidiary, in March 2021 to make equity investments in early-stage biotechnology companies that are aligned with our mission and strategy. In March 2022, Erasca Ventures made an equity investment in Affini-T Therapeutics, Inc. (Affini-T), which is developing potential best-in-class T-cell receptor (TCR) cell therapies targeting multiple oncogenic driver mutations, including KRAS G12V and KRAS G12D. To date, we have in-licensed or acquired novel therapies from multiple geographic regions, including our lead program, naporafenib, which we in-licensed from Novartis, and our oral ERK1/2 inhibitor, ERAS-007, which we in-licensed from Asana.

We leverage our extensive network of preferred relationships with our Scientific Advisory Board and our Research, Development, and Commercial Advisory Board, as well as leading institutional investors, investment banks, academic institutions, and biopharmaceutical companies that keep us apprised of assets of strategic interest. We pursue the best science in the world, regardless of its origin, and will continue to opportunistically evaluate additional opportunities to strengthen and diversify our pipeline through academic and biopharmaceutical collaborations, in-licenses, acquisitions, and strategic investments that meet our high scientific bar and can help us advance our mission to erase cancer.

Modality-agnostic pipeline

Cancer is a complex, heterogeneous disease that is unlikely to succumb to a one-size-fits-all approach. We believe shutting down the RAS/MAPK pathway in cancer requires a systematic, data-driven approach to development, part of which involves choosing the most appropriate technology for the target of interest, or what we call a modality-agnostic approach. We therefore seek to understand the biology of the target of interest first, and then choose the therapeutic modality best suited to optimally inhibit that target. We are currently utilizing several modalities to target the RAS/MAPK pathway, including small molecule therapeutics and large molecule therapeutics.

For example, we are developing proprietary bispecific antibodies that are designed to bind EGFR in both the active and inactive conformations, potentially leading to deeper inhibition of EGFR-mediated RAS/MAPK pathway signaling. In addition to inhibiting EGFR signaling, our bispecific antibodies are designed to induce higher orders of EGFR receptor clustering on the cell surface, which may induce anti-tumor activity mediated by the immune system, such as antibody-dependent cellular cytotoxicity, antibody-dependent cellular phagocytosis, and/or complement-dependent cytotoxicity. We believe these design attributes can potentially enable our proprietary bispecific anti-EGFR antibodies to achieve meaningfully improved activity relative to currently approved anti-EGFR antibodies, such as cetuximab, panitumumab, and amivantamab, since those antibodies preferentially bind EGFR only in the inactive state and may not as strongly elicit anti-tumor immunological responses.

Our pipeline

We have assembled one of the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipelines in the industry, consisting of modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The table below summarizes our current pipeline. We have exclusive worldwide development and commercial rights for all of our programs (excluding programs in our pipeline that arise from an investment made by Erasca Ventures in a third party).

Naporafenib: our pan-RAF inhibitor

Our lead product candidate is naporafenib, for which we plan to initiate a pivotal Phase 3 trial in the first half of 2024 for patients with NRASm melanoma. We dosed the first patient in a Phase 1b trial in August 2023 for patients with RAS Q16X solid tumors to inform additional clinical development pathways for naporafenib. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma, RAS Q61X solid tumors, and other RAS/MAPK pathway-driven tumors. In-licensed from Novartis, naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, PK, and PD have been established in both monotherapy and select combinations, with clinical PoC data in combination with trametinib for patients with NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC data in combination with trametinib for patients with RAS Q61X NSCLC.

We are pursuing a broad development strategy for naporafenib, which includes our SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development for naporafenib plus trametinib in the Phase 1b SEACRAFT-1 trial for patients with RAS Q61X solid tumors, which dosed its first patient in August 2023, and in the planned Phase 3 SEACRAFT-2 trial for patients with NRASm melanoma. SEACRAFT-1 is supported by clinical PoC data in patients with NRAS Q61X melanoma and preliminary clinical PoC data in patients with KRAS Q61X NSCLC. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the ESMO Congress 2022 medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology.

Preclinical profile of naporafenib

Naporafenib is designed to be a reversible, potent and selective ATP-competitive type 2 pan-RAF kinase inhibitor. It has been shown to be most potent against BRAF and CRAF with biochemical IC50 values of 0.1 and 0.2 nM, respectively, but also showed biochemical activity against ARAF with an IC50 of 6.4 nM. Naporafenib is designed to be selective for RAF family kinases, biochemically inhibiting only three non-RAF kinases at >80% at 1 µM (i.e., PDGFRB, DDR1, and DDR2).

As a pan-RAF inhibitor, naporafenib is differentiated from BRAF V600E inhibitors since naporafenib inhibits both RAF monomers and dimers. BRAF V600E inhibitors inhibit monomeric BRAF V600E proteins while simultaneously enabling dimerization of these inhibited monomers with uninhibited RAF proteins, thereby resulting in paradoxical activation of downstream RAS/MAPK pathway signaling. Naporafenib’s ability to inhibit both RAF monomers and dimers enables it to effectively inhibit RAS mutants from signaling downstream without the paradoxical activation observed with BRAF V600E inhibitors.

In the KRAS Q61K-mutated NSCLC cell line Calu-6, naporafenib inhibited downstream MEK phosphorylation with an IC50 value of 14 nM after a two-hour treatment. In a 265-cell line panel, naporafenib tended to show the strongest activity against RAS Q61X-mutated cell lines relative to RAS G12X/G13X mutant and RAS WT cell lines. Naporafenib showed monotherapy activity in vivo in the KRAS Q61K-mutated NSCLC cell line-derived xenograft (CDX) model, Calu-6, achieving tumor regressions at orally administered doses of 100 mg/kg QD and 300 mg/kg QD. Naporafenib plus trametinib showed combination benefit in the Calu-6 CDX model, achieving tumor regression as a combination while the respective monotherapy treatments only achieved moderate tumor growth inhibition (i.e., a tumor growth inhibition ratio (T/C) ≥26%). Naporafenib and trametinib are ideal combination partners since they target two vertically adjacent nodes in the RAS/MAPK pathway, RAF and MEK, and both stabilize their targeted proteins in the inactive state; naporafenib in an ATP-competitive manner and trametinib in an allosteric manner.

IC50 (μM)
10.0
7.5
5.0
2.5
0.0
RAS Q61X mutation
RAS G12X/G13X mutation
RAS wild type

Naporafenib tended to show strongest in vitro activity against cell lines that harbor RAS Q61X mutations relative to RAS G12X/G13X mutations or are RAS wildtype. Stronger activity denoted by lower IC50 values. IC50 values were measured by CellTiter-Glo Luminescent Cell Viability Assay after 72-120 hour incubation with naporafenib. IC50 values were normalized to DMSO control.

In vivo activity of naporafenib (LXH254) monotherapy (left) and naporafenib plus trametinib (right) in the KRAS Q61K-mutated NSCLC CDX model Calu-6. Naporafenib was orally administered daily in both studies and trametinib was orally administered either daily or every other day. T/C percentages indicate the average size of the treatment group relative to vehicle on last treatment day. Smaller T/C values indicate better activity. Regression is measured by the change in average tumor size in the treatment group relative to the change in average tumor size in the vehicle group.

The naporafenib and trametinib combination achieved tumor regression in 60% of patient-derived NRAS Q61X-mutated melanoma models (n=10 total). Demonstrating in vivo synergy, regressions were only observed in the combination and not in either monotherapy treatment group.

Untreated
Naporafenib
Trametinib
Naporafenib
+
trametinib
100
50
0
-50
-100
Change in tumor volume (%)
(best response)
Untreated
LXH254 50 mg/kg bid
Trametinib 0.3 mg/kg qd
LXH254 50 mg/kg bid +
Trametinib 0.075 mg/kg qd

The activity of LXH254 monotherapy, trametinib monotherapy, and the naporafenib and trametinib combination were characterized across 10 NRASm melanoma models. Each bar represents a patient-derived xenograft (PDX) model. The best response change in tumor volume was selected as the minimum observed change in tumor volume observed after treatment day 10. Each treatment group consisted of 3-5 mice. Tumor volume change measured the average tumor size at end of treatment relative to average tumor size at initiation of treatment. Arrowheads indicate models that were treated with a reduced dose of trametinib at 0.0375 mg/kg QD. Tumor regression classification required a best response tumor volume change of ≤ ‑30%.

Novartis' clinical development of naporafenib

Over 500 patients to date have been dosed with naporafenib either as monotherapy or in combination with other anti-cancer agents (investigational or approved). These agents include trametinib (MEK inhibitor), LTT462 (rineterkib; ERK inhibitor), dabrafenib (BRAF V600E inhibitor), ribociclib (CDK4/6 inhibitor), EGF816 (EGFR inhibitor), and spartalizumab (anti-PD-1). The safety, tolerability, PK, and PD have been established in both monotherapy and select combinations. Specifically, the doublet combinations of naporafenib with trametinib, rineterkib (LTT462), and ribociclib have been evaluated in both Phase 1b dose finding and Phase 2 clinical trials, and PoC has been achieved for the combination of naporafenib and trametinib in patients with NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC has been achieved for that same combination in patients with RAS Q61X NSCLC.

Our initial development strategy will focus on the naporafenib combination with trametinib in these patient populations (e.g., NRASm melanoma) as well as expanded versions of these patient populations (e.g., RAS Q61X-mutated solid tumors), which represent high unmet medical needs without approved targeted therapy options. We will also continue to evaluate clinical activity with other combinations in biomarker-defined populations. Our ultimate goal is to maximize the clinical benefit of naporafenib in the greatest number of patients with cancer.

Eight clinical trials conducted by Novartis investigating naporafenib either as monotherapy or combination therapy are completed or ongoing:

•
CLXH254X2101 is a first-in-human trial of naporafenib as single agent and in combination with spartalizumab.
•
CLXH254X2102 is a Phase 1b trial of naporafenib in combination with rineterkib (LTT462), or with trametinib, or with ribociclib.
•
CEGF816X2102 is a Phase 1b trial of EGF816 in combination with selected targeted agents, including naporafenib.
•
CLXH254C12201 is a Phase 2 trial of naporafenib in combination with rineterkib (LTT462), or with trametinib, or with ribociclib.
•
CADPT01C12101 is a Phase 1b trial of select drug combinations, including rineterkib (LTT462) and the selective BRAF kinase inhibitor dabrafenib in combination with naporafenib.
•
CPDR001X2X01B is an open-label, multi-center rollover protocol for continued characterization of safety and tolerability for patients who have participated in a Novartis-sponsored spartalizumab trial as single agent or in combination with other treatments.
•
CLXH254A02101 is a Phase 1, randomized, open-label, three period, crossover trial to evaluate the relative bioavailability of three naporafenib formulations in healthy volunteers.
•
CLXH254C12106 is a Phase 1, randomized, open-label, three period, crossover trial to investigate the effect of food and the effect of the proton-pump inhibitor, rabeprazole on the pharmacokinetics of a single oral dose of naporafenib in healthy volunteers.

Clinical safety and tolerability

Monotherapy. A total of 87 patients were enrolled in the monotherapy dose escalation portion of the first-in-human trial (CLXH244X2101) of naporafenib in patients whose tumors had MAPK pathway alterations and progression following standard-of-care (SOC) treatment. 43 patients in total were enrolled in six QD dosing cohorts (range 100 mg to 1200 mg QD) and 44 patients in total were enrolled in four BID dosing cohorts (200 mg to 800 mg BID). An MTD was not identified for the QD schedule while the MTD/recommended dose for expansion (RDE) for the BID schedule was determined to be 600 mg twice a day (BID). The monotherapy dose expansion portion of the trial was not opened in order to focus on combination development. During naporafenib monotherapy dose escalation, five patients experienced 7 dose-limiting toxicities: decreased platelet count (1200 mg QD); neuralgia, maculopapular rash, pruritus (600 mg BID); increased blood bilirubin, hyponatremia, peripheral sensory neuropathy (800 mg BID). For the single-agent cohort, treatment-related adverse events (TRAEs) of any grade were reported in 79 (90.8%) patients. The most frequent (occurring in ≥20% of patients) were dermatitis acneiform (maculopapular pustular eruptions) (24.1%, no Grade 3/4 events), rash (24.1%, Grade 3/4: 1.1%), and fatigue (20.7%, Grade 3/4: 2.3%).

Naporafenib plus trametinib. Two trials have evaluated the combination of naporafenib plus trametinib: the dose finding Phase 1b trial CLXH254X2102 and the Phase 2 trial CLXH254C12201.

The CLXH254X2102 trial enrolled patients who had advanced or metastatic KRAS or BRAF mutant NSCLC or NRASm melanoma with progression following SOC treatment. A total of 115 patients were treated with naporafenib plus trametinib in combination in 5 dose cohorts. Four cohorts received naporafenib and trametinib (doses are listed as naporafenib mg BID/trametinib mg QD): 200/0.5 (6 patients), 200/1 (54 patients), 400/0.5 (44 patients), 400/1 (5 patients), and a fifth cohort was administered 400 mg naporafenib BID continuously and trametinib 1 mg QD following a 2 weeks on/2 weeks off schedule (6 patients). Thirty-six patients in total were enrolled in dose escalation while 30 were enrolled in the NRASm melanoma expansion cohorts. During dose escalation, six patients reported 6 DLTs: dermatitis acneiform (one patient each in the 200/1 and 400/0.5 cohorts), maculopapular rash (one patient each in the 200/1 and 400/1 cohorts), increased lipase (one patient in the 200/1 cohort), and Stevens-Johnson syndrome (one patient in the 400/1 cohort). Two RDEs were identified: naporafenib 200 mg BID plus trametinib 1 mg QD and naporafenib 400 mg BID plus trametinib 0.5 mg QD. For the dose expansion portion of the trial, TRAEs of any grade were reported in 100% of patients. The most frequent (occurring in ≥20% of patients enrolled in dose expansion) TRAEs were rash (80.0%, Grade 3/4: 33.3%), nausea (30.0%, no Grade 3/4 events), diarrhea (30.0%, no Grade 3/4 events), blood creatinine phosphokinase increased (30.0%, Grade 3/4: 13.3%), constipation (23.0%, no Grade 3/4 events), stomatitis (20.0%, Grade 3/4: 3.3%) and vomiting (20.0%, no Grade 3/4 events).

The CLXH254C12201 trial enrolled patients with NRASm or BRAFm melanoma who have received prior systemic therapy for unresectable or metastatic melanoma with an anti-PD-1/L1-based regimen and were restricted to a maximum of two prior lines of systemic immune checkpoint inhibitor (ICI)-containing immunotherapy for unresectable or metastatic melanoma. The combination of naporafenib plus trametinib was evaluated at the RDEs of 200/1 (30 patients) and 400/0.5 (22 patients) where both naporafenib plus trametinib were administered continuously BID and QD, respectively. The most frequent (occurring in ≥20% of patients) TRAEs were rash (39.6%, Grade 3/4: 9.4%), dermatitis acneiform (34.0%, Grade 3/4: 7.5%), pruritis (26.4%, Grade 3/4: 1.9%), blood creatinine phosphokinase increased (20.8%, Grade 3/4:1.9%), and fatigue (20.8%, Grade 3/4: 1.9%).

Other combination data from ongoing Novartis trials. The trials referenced above were initiated by Novartis prior to the effective date of our license agreement with Novartis, and we will coordinate with Novartis in connection with the public release of data from these trials.

Summary. Naporafenib administered as monotherapy has been generally well tolerated when administered using either a QD or BID schedule. When combined with trametinib, the frequency and severity of AEs increased, as would be expected for a combination versus monotherapy. The most common toxicities observed for the naporafenib plus trametinib combination were related to skin findings, all of which were consistent with those observed with trametinib monotherapy or other trametinib combinations. While skin toxicity (manifesting as rash and dermatitis acneiform) was a common TRAE, we believe mandatory primary prophylaxis for rash could reduce both the frequency and severity of these events, thereby increasing the potential for improvement in long-term tolerability and increased efficacy. This approach has been implemented for SEACRAFT-1 and will be implemented in SEACRAFT-2. In addition, the fact that naporafenib monotherapy has been generally well tolerated, coupled with the observation that it has been administered with multiple other therapies with a variety of mechanisms of action (e.g., trametinib, LTT462, spartalizumab) without clinically relevant drug-drug interactions suggest that naporafenib may be an optimal partner for combination approaches.

Clinical Pharmacology

Monotherapy naporafenib showed a relatively rapid absorption with a median time to reach peak plasma concentration (Tmax) ranging from approximately 2 to 4 hours. Similar median Tmax ranges were observed when naporafenib was administered in combination with trametinib, LTT462, and ribociclib. The effective half-life is approximately 20-25 hours. The clinical exposure was approximately dose proportional across the dose range tested between 100 mg and 1200 mg QD as well as 200 mg and 600 mg BID. No significant drug-drug interactions have been observed between naporafenib and trametinib, LTT462, or ribociclib in the dose ranges tested. Other clinical pharmacology studies are ongoing.

Clinical Efficacy

Monotherapy. In the first-in-human dose escalation trial CLXH254X2101, two patients achieved confirmed partial responses (PRs): a patient with KRAS G12V-mutated ovarian cancer was treated with naporafenib 300 mg QD, and a patient with HRAS G13R-mutated head and neck cancer was treated with naporafenib 400 mg QD.

Naporafenib plus trametinib. A total of 71 patients with NRASm melanoma were dosed with the combination of naporafenib and trametinib at two different doses across two different trials (Phase 1b CLXH254X2102 and Phase 2 CLXH254C12201) in the post immuno-oncology (IO) setting. A pooled analysis across these trials showed a 31% confirmed overall response rate (ORR) for the 39 patients who received naporafenib 200 mg BID and trametinib 1 mg QD (200/1; one of the two RDEs) and a 22% confirmed ORR for the 32 patients who received naporafenib 400 mg BID and trametinib 0.5 mg QD (400/0.5; the other RDE). The duration of response (DOR) for the 200/1 pooled dataset was 7.4 months, the median progression-free survival (mPFS) was 5.1 months, and the median overall survival (mOS) was 13.0 months. The DOR for the 400/0.5 pooled dataset was 10.2 months, the mPFS was 4.9 months, and the mOS was 14.1 months. Both the mPFS and mOS for the pooled dataset at each dose were longer than their comparable benchmarks.

For both ORR and PFS, we believe the most robust benchmark is the randomized Phase 3 NEMO trial, which was a randomized Phase 3 trial evaluating binimetinib versus dacarbazine in NRAS melanoma. Since both ORR and PFS directly measure the activity of trial treatments, we believe the data in this trial are generalizable to the patient population enrolled in both Novartis’ Phase 1b and Phase 2 trials referenced above, despite the NEMO trial primarily enrolling treatment-naïve patients (~80%). In contrast to ORR and PFS, the OS results observed for the Phase 3 NEMO trial reflect not only the trial treatments (dacarbazine or binimetinib) but also the therapies received by patients after discontinuing the trial treatment. More specifically, since (i) ~45% of patients in either arm of the NEMO trial were reported to have received IO-based therapy after dacarbazine or binimetinib and (ii) IO-based therapy prolongs overall survival compared to other therapies available at that time, the mOS as measured by a Kaplan-Meier analysis would be predicted to overestimate the OS benefit provided by either dacarbazine or binimetinib without the IO-based therapy. In contrast, in the two naporafenib plus trametinib studies, all patients received IO-based therapy prior to enrollment, and since OS in clinical trials is measured from when a patient enters the trial, we believe that the results in NEMO likely overestimate the mOS values compared to the two naporafenib plus trametinib studies. In addition, while we believe that the mOS results from NEMO likely overestimate the potential OS benefit from dacarbazine or binimetinib, the mOS from the naporafenib plus trametinib combination is still quantitatively longer than that observed in either arm in the NEMO trial.

Since no randomized trials have been completed for patients with NRASm melanoma in the post-IO setting, other potential OS benchmarks available for comparison to the results from the pooled naporafenib plus trametinib analysis are either from published literature describing retrospective chart reviews of comparable patient populations or from data generated in similar patient populations enrolled in either the Phase 1b or Phase 2 trials themselves. In four publications describing retrospective chart reviews in patients with melanoma receiving either cytotoxic chemotherapy or MEK inhibitor monotherapy in the post-IO setting, the mOS was approximately 7 months. Similarly, for patients with BRAF/MEK-inhibitor resistant BRAFm melanoma enrolled in the Phase 2 trial and treated with naporafenib plus trametinib, which did not induce responses in this particular patient population, the mOS was approximately 7 months. We believe that the consistency of the mOS values for both the retrospective chart reviews and BRAF/MEK-inhibitor resistant BRAFm melanoma patients in the Phase 2 trial suggest that for patients with melanoma being treated in the post-IO setting, the natural history of their disease is represented by a mOS of approximately 7 months. In contrast, the mOS observed for patients with NRASm melanoma treated with naporafenib plus trametinib was approximately 13 to 14 months. This near doubling of OS demonstrated by naporafenib plus trametinib compares favorably relative to the historical benchmarks described above.

MEKi		SOC	Pooled Ph 1 and Ph 2[4]	
	Binimetinib[1]	Trametinib[2]	Chemo[3]	Naporafenib + Trametinib	
	45mg	2mg	1g/m² IV	200mg+1mg	400mg+0.5mg
	N=269	N=33	N=133	N=39	N=32
ORR n (%)	41 (15%)	5 (15%)	9 (7%)	12 (31%)	7 (22%)
DCR n (%)	157 (58%)	N/A	33 (25%)	28 (72%)	21 (66%)
mDOR months	6.9	*~6.9**	NE	7.4	10.2
mPFS months	2.8	*~2.8**	1.5	**5.1**	**4.9**
mOS months	~10-11 months (Benchmark #1: *NEMO Study*)			**~13 months**	**~14 months**
	~7 months (Benchmark #2: Chart Review)				
	~7 months *(Benchmark #3: C12201 BRAFm Patients)*				

*Assumes trametinib efficacy is similar to published binimetinib efficacy results

1 Dummer et al 2017; binimetinib is administered BID
2 Pooled analysis from the following publications: Falchook et al, 2012; Pigne et al, 2023; Salzmann et al, 2022; trametinib is administered QD
3 Dacarbazine is the approved chemotherapy in this indication
4 Ph 1 = CLXH254X2102 with DCO 4 Aug 2022; Ph 2 = CLXH254C12201 with DCO 30 Dec 2022 The melanoma patients in CLXH254X2102 (Phase 1b) included patients who had received between 2 to 7 lines of prior therapies. CLXH254C12201 (Phase 2) enrolled 2nd or 3rd line patients who were post-IO therapy.
PFS includes both responders and non-responders
SOC: standard of care; N/A: not available; NE: not estimable; DCO: data cutoff; DCR: disease control rate; mDOR: median duration of response; ORR: objective response rate; mPFS: median progression free survival
The pooled phase 1 and phase 2 napo + tram data covers two clinical trials with different designs and inclusion criteria, which cannot be directly compared, and therefore may not be a reliable indicator of efficacy data
Due to differences between trial designs and subject characteristics, comparing data across different trials may not be a reliable indicator of the data

In summary, naporafenib plus trametinib demonstrated anti-tumor activity in patients with NRASm melanoma in a pooled analysis from two trials (Phase 1b: CLXH254X2102 and Phase 2: CLXH254C12201), and across two different dose levels of naporafenib and trametinib.

Summary. We believe clinical PoC in patients with NRASm melanoma, which includes Q61X melanoma, and preliminary PoC for patients with RAS Q61X NSCLC have been established for the combination of naporafenib and trametinib, which is designed to inhibit MEK, a downstream node of the RAS/MAPK pathway. Although clinical trial data across separate trials may not be directly comparable due to differences in trial protocols, conditions and patient populations, these data compare favorably with the clinical activity observed with the standard of care agents used to treat patients with NRASm melanoma who have progressed on immunotherapy.

Development strategy for naporafenib

Naporafenib’s clinical development plan is centered on the quick and efficient capitalization on the clinical PoC established in patients with NRASm melanoma (which includes NRAS Q61X melanoma) and the preliminary clinical PoC established in patients with RAS Q61X NSCLC. In December 2023, we announced that the FDA granted FTD to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation (NRASm).

NRAS-mutated melanoma. NRASm melanoma accounts for approximately 69,000 newly diagnosed patients worldwide. The frontline standard of care for patients with NRASm melanoma is an anti-PD-1/L-1-based regimen (immunotherapy) where the PD-1/L-1 inhibitor is administered as monotherapy or in combination. The highest unmet need in this population is in the post-IO setting, where there is no single global regulatory or accepted SOC. Rather, an analysis of regulatory approvals of drugs for patients with melanoma, published treatment guidelines, and the feedback from an advisory board attended by treating physicians in North America, Europe, and Australia indicate that the treatment choices for this post-IO patient population include cytotoxic chemotherapy (e.g., dacarbazine, temozolomide, etc.), single agent MEK inhibitors (e.g., trametinib, binimetinib, cobimetinib), and clinical trials. In addition, there is no clear preference for what type of chemotherapy or MEK inhibitor should be administered. The best reference data for chemotherapy in patients with NRASm melanoma are from the NEMO trial. The patient composition is 82% treatment-naïve, 16% 2nd line, 2% 3rd line or more. The major strength of these reference data is this is the largest and most recent phase 3 dataset in which all patients had NRASm melanoma and are relatively homogeneous, with the vast majority being treatment-naïve. The major weakness is that only 21% of patients had received prior IO therapy. In the NEMO trial, the ORR for chemotherapy was 7%, the mPFS was only 1.5 months, and mOS was 10.1 months. Furthermore, the NEMO trial showed that the MEK inhibitor binimetinib had an ORR of 15%, a mPFS of 2.8 months, and a mOS of 11.0 months. A cross-trial comparison suggests that the combination of pan-RAF inhibitor plus MEK inhibitor may be superior to MEK inhibition alone or standard of care chemotherapy. We plan to test this hypothesis in a randomized controlled trial in the post-IO setting for potential registration (SEACRAFT-2).

RAS Q61X solid tumors. Patients with NRASm tumors represent approximately 399,000 newly diagnosed patients worldwide. Work in nonclinical models suggests that RAS Q61X and RAS G13R mutations are particularly sensitive to pan-RAF inhibition due to a dependency on CRAF for downstream RAS/MAPK pathway signaling. Early confirmation of this hypothesis has been seen in patients with NRASm melanoma, where 80-90% of patients have NRAS Q61X mutations. In CLXH254X2102 (Phase 1b trial), a confirmed ORR of 44% was observed in 16 patients with NRAS melanoma, with 15 of these patients with documented Q61X mutations. (See left figure below.) To test this hypothesis in other tumor types, naporafenib plus trametinib was evaluated in 49 patients with KRAS-mutated NSCLC, including 4 patients with tumors harboring KRAS Q61X or G13R mutations. Objective responses were observed in 3 out of the 4 patients. (See right figure below.) Remarkably, 2 out of the 3 patients with KRAS Q61-mutated tumors had confirmed PRs, and the 3rd responder had a KRAS G13R-mutated tumor with an unconfirmed PR. In contrast, only 1 out of 45 patients without KRAS Q61X or G13R mutation responded. Based on these early signals, another development path for naporafenib plus trametinib is to pursue a tissue agnostic indication in patients with solid tumors with RAS Q61X mutations. We are testing this hypothesis in an ongoing Phase 1b trial (SEACRAFT-1).

Clinical development plan for naporafenib

Naporafenib is our most advanced clinical-stage program. We believe it has the potential to change the standard of care in a number of indications with high unmet medical need, including in patients with NRASm melanoma, as well as patients with RAS Q61X solid tumors.

SEACRAFT-1. The SEACRAFT-1 trial is a Phase 1b trial to establish the PoC for the tissue-agnostic hypothesis in patients with RAS Q61X solid tumors. In addition to NRAS Q61X melanoma and KRAS Q61X NSCLC, the trial is enrolling patients with other solid tumors that harbor any RAS Q61X mutation, who have either progressed on, or are intolerant, to standard of care treatment, or for whom no standard of care exists. If PoC is established by demonstrating anti-tumor activity across a broad range of tumor types, we plan to discuss with regulatory authorities a potential fast-to-market strategy in an indication where no approved standard of care exists, to address high unmet medical need. We dosed the first patient in the SEACRAFT-1 trial in August 2023. We anticipate a Phase 1b combination data readout from SEACRAFT-1 between the second and fourth quarters of 2024.

SEACRAFT-2. The SEACRAFT-2 trial will formally test the hypothesis supported by the clinical PoC data in patients with NRASm melanoma. We plan to enroll NRASm melanoma patients who have progressed on, or are intolerant to, SOC ICI therapy into a potentially registration-enabling randomized Phase 3 trial in which patients will receive either naporafenib plus trametinib or physician’s choice of therapy (dacarbazine, temozolomide, or trametinib monotherapy). We have designed the trial to demonstrate superiority in PFS and/or OS based on benchmarks from published literature. Important details of the trial design, such as the primary endpoints and choice of therapy in the physician’s choice comparator arm, have been discussed with regulatory authorities. In addition, we have added a dose optimization stage to the trial design that will enable selection of the optimal naporafenib plus trametinib dosing regimen that will then be incorporated into the potentially registration-enabling portion of the trial. We expect to initiate the SEACRAFT-2 trial in the first half of 2024 and have Phase 3 Stage 1 randomized dose optimization data in 2025.

In addition, we plan to introduce proactive safety management, including mandatory primary rash prophylaxis, and other elements that are designed to improve the safety and tolerability of this regimen for patients participating in our trials.

Other development opportunities. A strong motivation to add naporafenib to our precision oncology pipeline is the potential synergy of naporafenib with our other agents that target the RAS/MAPK pathway, including but not limited to ERAS-007. These combinations will allow us to evaluate a number of biomarker-defined patient populations for whom there are no approved targeted therapies. These may include other RAS/MAPK pathway mutations beyond those being studied by SEACRAFT-1 and SEACRAFT-2. These development opportunities may expand the potential impact of naporafenib to larger patient populations. We plan to explore these combinations and patient populations in a Phase 1b trial. We are conducting preclinical studies to assess the optimal indications to inform the clinical design and will then commence the trial once the design has been finalized.

ERAS-007: our ERK inhibitor

ERAS-007 is designed to be a potent and selective oral inhibitor of ERK1/2. We in-licensed ERAS-007 from Asana based in part on preclinical studies that demonstrated the highest potency and longest target residence time of any ERK inhibitors of which we are aware. In a Phase 1 clinical trial completed by Asana, ERAS-007 demonstrated single-agent activity including objective responses in patients with tumors harboring RAS/MAPK pathway alterations and was well tolerated. We are currently evaluating ERAS-007 in the HERKULES-3 clinical trial, for which we dosed the first patient in September 2021.

Preclinical profile of ERAS-007

ERAS-007 is a potent, reversible, and ATP-competitive inhibitor of ERK1 and ERK2 with a biochemical IC50 (a measure of 50% inhibition) against both ERK1 and ERK2 of 2 nM and cell-based mechanistic IC50 against pRSK of 7 nM. In the BRAF V600E CRC cell line RKO, ERAS-007 showed superior potency to a comparator ERKi, ulixertinib, and comparable potency to binimetinib, a MEK inhibitor. In addition, ERAS-007 exhibited long biochemical residence time while bound to ERK, which has been measured as 550 minutes against ERK2. This longer target residence time compared to other clinical-stage ERK inhibitors may allow for longer intervals between doses in patients.

ERAS-007 IC50s against ERK1 and ERK2 were characterized in a biochemical kinase activity. Cell-based IC50 was characterized by the ability of ERAS-007 to inhibit ERK from phosphorylating one of its downstream targets, RSK1. pRSK represents RSK1 phosphorylation.

ERK2 residence time for ERKi(s), ERAS-007 and ulixertinib, and MEKi(s), trametinib and binimetinib, were determined by BLI and SPR, respectively.

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

Inhibition of signaling by kinases is typically achieved by either: (1) ATP-competitive inhibition whereby an inhibitor blocks ATP binding or (2) allosteric inhibition whereby an inhibitor does not block ATP binding but rather binds to a different region to prevent the kinase from signaling downstream. Currently approved MEK inhibitors, trametinib, binimetinib, selumetinib, and cobimetinib, are allosteric MEK inhibitors. A potential limitation of these allosteric MEK inhibitors is that they preferentially bind MEK in the inactive state and have weaker inhibitory activity against activated MEK proteins. Another limitation is that some MEK inhibitors preferentially disrupt activation via one RAF family member (e.g., BRAF) but not another (e.g., CRAF). Due to negative feedback regulation in the RAS/MAPK pathway, inhibition of downstream signaling nodes can result in RAS/MAPK pathway feedback reactivation that is mediated through multiple members of the RAF family. This increased upstream signaling pressure can serve as a resistance mechanism to MEK inhibitors and has been observed in the clinic. As an ATP-competitive ERK inhibitor, ERAS-007 has been shown to more robustly block RAS/MAPK pathway reactivation than allosteric MEK inhibitors. As shown in the figure below, ERAS-007 continuously inhibited downstream ERK activity in a KRAS G12C-mutated CRC cell line; whereas the RAS/MAPK pathway was reactivated beginning as early as 24 hours after treatment with each of the three MEK inhibitors, which is illustrated with the emergence of the dark P-RSK bands (darker intensity equates to higher signaling or reactivation) in the following Western blots.

Western blot characterization of three MEK inhibitors (selumetinib, binimetinib, and trametinib) and two ERK inhibitors (ulixertinib and ERAS-007) in the KRAS G12C-mutated CRC cell line SW1463. The phosphorylation states of RSK (P-RSK), ERK (P-ERK), CRAF (P-CRAF) and MEK (P-MEK) are shown. Band intensity indicates level of phosphorylation. Total GAPDH (GAPDH), a housekeeping gene, is used as a protein loading control. Times, in hours, represent the duration of compound incubation. NT means “no treatment,” and this sample serves as a negative control. The level of P-RSK, highlighted in dotted red rectangles, indicates ERK signaling activity. The absence of a P-RSK band indicates inhibition of ERK signaling activity and thereby inhibition of RAS/MAPK pathway signaling.

When combined with encorafenib in BRAF V600E-mutated cell lines, ERAS-007 blocked the RAS/MAPK pathway feedback reactivation that was observed with MEK or other ERK inhibitors at one-tenth the concentration. These results provide further support that inhibition of ERK by ERAS-007 may lead to more complete and durable blockade of the RAS/MAPK pathway relative to other inhibitors of ERK or MEK, either alone or in combination.

Treatment of two BRAF V600E-mutated CRC cell lines, RKO and HT-29, with encorafenib in combination with the MEK inhibitor binimetinib, the ERK inhibitor ERAS-007, the ERK inhibitor LY3214996, and the ERK inhibitor ravoxertinib. The Western blot gels depict phosphorylation of RSK (P-RSK) and ERK (P-ERK). Higher levels of phosphorylation are depicted by higher (i.e., darker) band intensity. Total GAPDH protein (GAPDH) serves as a loading control. ERK signaling activity is represented by the phosphorylation state of RSK (P-RSK), which is a downstream target of ERK. The column values indicate the duration of compound incubation of up to 72 hours.

Preclinical anti-tumor activity of ERAS-007

We further showed the breadth of ERAS-007 in vivo activity in CRC, pancreatic cancer, melanoma, and neuroblastoma models harboring alterations in the BRAF, NRAS, or KRAS nodes of the RAS/MAPK pathway. In the BRAF V600E-mutated melanoma CDX A375 model, ERAS-007 showed dose-dependent tumor inhibition with a maximal 104% tumor growth inhibition (TGI) at 30 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the NRAS Q61K-mutated neuroblastoma CDX SK-N-AS model, ERAS-007 showed dose-dependent tumor inhibition with a maximal 82% TGI at 25 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the KRAS G12D pancreatic CDX Panc-1 model, ERAS-007 showed dose-dependent TGI with a maximal 94% TGI at 40 mg/kg BID (p-value < 0.001 across all ERAS-007 doses relative to vehicle control). In the KRAS G13D CRC CDX HCT116 model, ERAS-007 showed 101% TGI at 25 mg/kg BID (p-value < 0.001 relative to vehicle control). ERAS-007 showed superior TGI to ulixertinib at 75 mg/kg QD in Panc-1 at doses ranging from 20 mg/kg BID to 40 mg/kg BID. TGI values >100% indicated tumor regression.

TGI in BRAF V600E melanoma
CDX A375
Treatment group
ERAS-007 10 mpk BID
ERAS-007 30 mpk BID
ERAS-007 30 mpk QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
500
1,000
1,500
0
5
10
15
Treatment day
TGI in NRAS Q61K neuroblastoma
CDX SK-N-AS
Treatment group
ERAS-007 12.5 mpk BID
ERAS-007 25 mpk BID
ERAS-007 30 mpk QD
Trametinib 0.15 mpk QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
1,000
2,000
0
5
10
15
20
Treatment day
TGI in KRAS G12D pancreatic cancer
CDX Panc-1
Treatment group
ERAS-007 20 mpk BID
ERAS-007 40 mpk BID
ERAS-007 40 mpk QD
Trametinib 1.5 mpk QD
Ulixertinib 75 mpk QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
250
500
750
1,000
1,250
0
5
10
15
20
Treatment day
TGI in KRAS G13D CRC
CDX HCT116
Treatment group
ERAS-007 25 mpk BID
Ravoxertinib 50 mpk BID
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
400
800
1,200
1,600
0
5
10
15
20
Treatment day

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

ERAS-007 showed statistically significant TGI in BRAF V600E CRC and mutant KRAS NSCLC CDX models as a monotherapy and in combination with standard of care targeted therapies and with ERAS-601 (our first MAPKlamp). In the BRAF V600E CRC CDX model RKO, ERAS-007 exhibited 82% TGI as a monotherapy (p-value < 0.001), 88% TGI in combination with encorafenib (p-value < 0.001) and 93% TGI in combination with encorafenib and cetuximab (p-value < 0.001). In the BRAF V600E CRC CDX model WiDr, ERAS-007 exhibited 102% TGI as a monotherapy (p-value < 0.001), 109% TGI in combination with encorafenib (p-value < 0.001), and 111% TGI in combination with encorafenib and cetuximab (p-value < 0.001). Indicated with an asterisk in the graphic, both ERAS-007 combinations achieved statistically significant TGI relative to either the encorafenib and cetuximab combination or ERAS-007 monotherapy (p-values < 0.01).

In the KRAS G12V NSCLC CDX model NCI-H441, the MAPKlamp combination of ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD achieved a statistically significant TGI of 113% (p-value < 0.001), demonstrating statistically significant benefit relative to the respective monotherapy doses of both ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD (p-value < 0.01). ERAS-007 as a monotherapy at 30 mg/kg BID and 30 mg/kg QD doses achieved statistically significant TGI of 115% (p-value < 0.001) and 94% (p-value < 0.001), respectively. ERAS-601 as a monotherapy at 30 mg/kg QD and 15 mg/kg QD doses achieved statistically significant TGI of 101% (p-value < 0.001) and 87% (p-value < 0.001), respectively. In the KRAS G12A NSCLC CDX model NCI-H2009, the MAPKlamp combination of ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD achieved statistically significant TGI of 107% (p-value < 0.001). MAPKlamp achieved a statistically significant combination benefit relative to the respective monotherapy doses of both ERAS-007 at 30 mg/kg QD and ERAS-601 at 15 mg/kg QD (p-value < 0.01). The MAPKlamp combination also showed statistically significant superior TGI relative to ERAS-007 monotherapy at 30 mg/kg BID (p-value < 0.05) and ERAS-601 monotherapy at 30 mg/kg QD (p-value < 0.01). These doses represent the maximum monotherapy nonclinical active doses for ERAS-007 and ERAS-601. ERAS-007 as a monotherapy at 30 mg/kg BID achieved statistically significant TGI of 93%). ERAS-601 as a monotherapy at 30 mg/kg QD and 15 mg/kg QD doses achieved statistically significant TGI of 90% (p-value < 0.001) and 73% (p-value < 0.001), respectively. TGI values >100% indicated tumor regression.

TGI in BRAF V600E CRC
CDX RKO
Treatment group
ERAS-007 30 mg/kg/dose BID
Cetux. 30 mg/kg Q3D
Encor. 90 mg/kg QD
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD
Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle control
Mean tumor volume (mm3) +/- SEM
2,000
1,500
1,000
500
0
5
10
15
20
Treatment day
TGI in BRAF V600E CRC
CDX WiDr
Treatment group
ERAS-007 30 mg/kg/dose BID
Cetux. 30 mg/kg Q3D
Encor. 90 mg/kg QD
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD
Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
ERAS-007 30 mg/kg/dose BID + Encor. 90 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle control
Mean tumor volume (mm3) +/- SEM
1,500
1,000
500
0
*
0
10
20
Treatment day
TGI in KRAS G12V mutant NSCLC
CDX NCI-H441
Treatment group
ERAS-007 30 mg/kg BID
ERAS-007 30 mg/kg QD
ERAS-601 15 mg/kg QD
ERAS-601 30 mg/kg QD
ERAS-601 15 mg/kg QD + ERAS-007 30 mg/kg QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
900
600
300
0
10
20
Treatment day
TGI in KRAS G12A mutant NSCLC
CDX NCI-H2009
Treatment group
ERAS-007 30 mg/kg BID
ERAS-007 30 mg/kg QD
ERAS-601 15 mg/kg QD
ERAS-601 30 mg/kg QD
ERAS-601 15 mg/kg QD + ERAS-007 30 mg/kg QD
Vehicle control
Mean tumor volume (mm3) +/- SEM
1,000
500
0
10
20
Treatment day

ERAS-007 was profiled in two BRAF V600E CRC CDX models, RKO, which was insensitive to encorafenib and cetuximab treatment, and WiDr, which was sensitive to encorafenib and cetuximab treatment. In both models, ERAS-007 combinations showed superior TGI to encorafenib (Encor.) and cetuximab (Cetux.) monotherapies and to the encorafenib and cetuximab combination (p-value < 0.01). The asterisk in the WiDr graphic indicates that the TGI of the ERAS-007 combinations relative to either the encorafenib and cetuximab combination or ERAS-007 monotherapy was statistically significant (p-value < 0.01). In two mutant KRAS NSCLC CDX models, NCI-H441 and NCI-H2009, the MAPKlamp combination of ERAS-007 and ERAS-601 achieved statistically significant TGI relative to vehicle (p-values < 0.01) and showed statistically significant combination benefit relative to the respective monotherapy doses used in the MAPKlamp combination (p-values < 0.01). At their active monotherapy doses, ERAS-007 and ERAS-601 also achieved significant TGI in both models as monotherapies (p-values < 0.01).

Clinical development of ERAS-007

Four completed or ongoing clinical trials have evaluated ERAS-007 as monotherapy or in combination in patients with cancer:

•
ASN007-101 is a completed open-label, first-in-human, dose-finding trial of ASN007 (ERAS-007) in patients with advanced solid tumors.

•
HERKULES-1 is an ongoing open-label, Phase 1b/2, open-label, trial of ERAS-007 (ERK inhibitor) administered as monotherapy or in combination with ERAS-601 (SHP2 inhibitor) to patients with advanced or metastatic solid tumors. HERKULES-1 is no longer enrolling patients.

•
HERKULES-2 is a completed open-label Phase 1b/2 master protocol of agents targeting the mitogen-activated protein kinase pathway in patients with advanced non-small cell lung cancer.

•
HERKULES-3 is an ongoing open-label Phase 1b/2 master protocol of agents targeting the mitogen-activated protein kinase pathway in patients with advanced gastrointestinal malignancies.

Monotherapy. ASN007-101 was a Phase 1, open-label, dose finding trial, to evaluate the safety, tolerability, PK, PD, and preliminary anti-tumor activity of ERAS-007 in patients with advanced solid tumors. The trial was completed on June 30, 2020, when the sponsor (Asana) terminated the trial after the primary objective was achieved; the primary objective was to evaluate the safety and tolerability of ERAS-007, characterize the DLTs, determine an MTD, and recommend a Phase 2 dose. Forty-nine patients were treated with ERAS-007 monotherapy at doses ranging from 10 to 80 mg QD (n=17) and 80-350 mg once weekly (QW) (n=32). Based on all safety and tolerability data collected, 40 mg QD and 250 mg QW were considered the MTDs for the QD and QW dosing regimens, respectively. ERAS-007 exhibited relatively rapid absorption, with Tmax generally attained within 4 hours post dose. Terminal half-life (t1/2) was approximately 30 hours. Systemic exposure for ERAS-007 generally increased in a dose related manner. The observed accumulation was consistent with the half-life and dosing frequency of ERAS-007. ERAS-007 showed an expected, reversible, and manageable safety results. Gastrointestinal, skin and ocular toxicities were the most common adverse events (AEs) reported. Objective tumor responses and durable disease control with ERAS 007 were observed in diverse tumor types at doses ranging from 120 to 250 mg once weekly (QW) in patients with BRAF-, HRAS-, and NRAS-driven cancers.

HERKULES-1 is a Phase 1b/2, open-label, dose escalation and dose expansion trial to assess the safety, tolerability, PK, exploratory PD, and preliminary evidence of clinical activity of ERAS 007 monotherapy in patients with advanced or metastatic solid tumors, as well as the dose escalation of ERAS-007 in combination with ERAS-601. The purpose of the monotherapy portion of HERKULES-1 was to assess an alternative schedule of administration of ERAS-007 as well as the effect of food on the administration of ERAS-007. As noted in the ASN007-101 trial, while the QW schedule of ERAS-007 demonstrated clinical activity with acceptable safety results, the PK profile coupled with the safety results suggested that ERAS-007 dosed in a twice a day, once a week (BID-QW) regimen may improve exposure, prolong ERK1/2 inhibition, and increase antitumor activity while maintaining acceptable safety margins. Hence, a primary objective of this protocol is to determine the MTD and recommended dose (RD) of ERAS-007 as a monotherapy administered BID-QW in patients with advanced solid tumors. As of November 30, 2023, 28 patients were treated with ERAS-007 monotherapy at doses ranging from 50 to 125 mg administered BID-QW. Dose escalation for the BID-QW cohort was capped at 125 mg which has an equivalent weekly dose intensity to the MTD identified for the QW schedule (i.e., 250 mg). No DLTs were observed in the BID-QW dose finding cohorts. TRAEs of any grade were reported in 26 (92.9%) of the patients in the BID-QW cohorts, and no Grade 4 or 5 TRAEs were reported in the BID-QW cohorts. The most frequent (occurring in ≥ 20% of patients in the BID-QW cohorts) were nausea (42.9%, Grade 3: 3.6%), dermatitis acneiform (39.3%, Grade 3: 0%), fatigue (32.1%, Grade 3: 7.1%), vomiting (28.6%, Grade 3: 0%), retinopathy (28.6%, Grade 3: 3.6%), diarrhea (25.0%, Grade 3: 0%), and vision blurred (21.4%, Grade 3: 3.6%). Of the 18 patients treated in the BID-QW cohort who were efficacy evaluable, one patient with KRAS G12V pancreatic cancer had an unconfirmed response. As of November 30, 2023, 7 patients were dosed with the combination therapy of ERAS-601 and ERAS-007. The only dosing cohort to open administered ERAS-007 50 mg BID-QW in combination with ERAS-601 40 mg BID (3/1). ERAS-007 TRAEs reported in more than 1 patient included dysgeusia, diarrhea, abdominal pain, rash maculo papular, and fatigue. Of the 7 patients enrolled in the first dosing cohort (ERAS-007 50 mg BID-QW + ERAS-601 40 mg BID [3/1]), 6 were DLT-evaluable, and 2

DLTs were observed: Grade 3 neutropenia which did not recover to an absolute neutrophil count of ≥1000 cells/mm3 within 10 days, and Grade 3 elevated AST. Since the DLT frequency exceeded the per protocol-defined criteria, dose escalation to the next level was not pursued. Based on the inability to increase the dose beyond this first cohort, the decision was made not to pursue this combination further and the cohort was closed to enrollment.

Summary. As a monotherapy, ERAS-007 has shown reversible and manageable adverse events, which we believe were consistent with other RAS/MAPK-pathway inhibitors (e.g., MEK inhibitors). In the first in human trial, the ERAS-007 QW dosing schedule was better tolerated than QD dosing based on the TRAEs reported. In HERKULES-1, the TRAEs observed for the BID-QW schedule suggest that this schedule may provide an alternative intermittent option for combination development. Transient nausea and vomiting observed with either the QW or BID-QW dosing schedules were manageable. Skin toxicities have been noted as a class effect of inhibitors of RAF, MEK, or ERK. Less skin toxicity was observed with intermittent dosing of ERAS-007 compared to continuous daily dosing. Ophthalmic toxicities have been observed during treatment with MEK targeted agents and occur with ERK inhibitors, and reversible retinopathy is a well-known MEK/ERK inhibitor class effect.

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

BRAF V600E CRC as an example that ERK inhibition can reduce the emergence of resistance

While the combination of a BRAF inhibitor and an EGFR inhibitor (encorafenib plus cetuximab) has been approved for the second- and third-line treatment of BRAF V600E CRC, only 20% of patients experience an objective response, and only half of these responses last more than 6 months. Therefore, emergence of resistance is a major therapeutic barrier to long-term clinical benefit. Analysis of post-progression biopsies and cell-free DNA samples revealed a heterogeneous collection of resistance mutations in the RAS/MAPK pathway, including KRAS, NRAS, MEK1, and MEK2. A set of published experiments conducted by researchers at Massachusetts General Hospital modeled this clinical resistance in a pooled clone model system and xenograft models. Seven different resistant BRAF V600E CRC cells, each engineered with one of these resistance mutations, were introduced at 1% allele frequency into a pool of sensitive BRAF V600E CRC cells. Of all combination therapies evaluated, a triple blockade of BRAF, EGFR, and ERK (identified with a red box around the image below) proved to be the most effective in reducing tumor volume and preventing the emergence of resistant clones.

These data suggest that: (1) in tumors that are highly addicted to the RAS/MAPK pathway, such as BRAF V600E CRC, resistance mechanisms are dominated by reactivation of this critical pathway via mutations within the pathway, and (2) an ERK inhibitor can potentially overcome these resistance mechanisms by blocking the terminal node of the pathway. Therefore, we believe combining ERAS-007 with other RAS/MAPK pathway inhibitors (e.g., KRAS G12C inhibitor and BRAF inhibitor) as either initial therapy or in the post-progression setting in patients who have been treated with RAS/MAPK pathway inhibitors may lead to improved clinical activity.

Development strategy for ERAS-007

We are pursuing clinical development for ERAS-007 in combination with approved and investigational agents.

As shown in the schema below, HERKULES-3 is a Phase 1b/2 master protocol evaluating novel combination therapies for patients with GI malignancies. Sub-Study A of the HERKULES-3 trial is focused on patients with BRAF V600E-mutated CRC, representing approximately 180,000 new patients worldwide each year. The master protocol for this clinical trial may be expanded in the future to include other novel combinations and indications in GI cancers. We dosed the first patient in HERKULES-3 in September 2021.

The standard of care for patients with BRAF V600E CRC in the second-/third-line metastatic setting is EC, an anti-BRAF and anti-EGFR doublet therapy. Only 20% of patients respond, nearly all patients experience disease progression, and the mOS is less than 9 months. The prognosis for patients in the post-EC setting is worse. In preclinical models of BRAF V600E CRC, the addition of an ERK inhibitor to BRAF inhibitor plus EGFR inhibitor substantially enhanced anti-tumor activity and reduced the development of resistance to BRAF inhibitor plus EGFR inhibitor. When the dosing regimen of ERAS-007 was changed from QW to BID-QW in an effort to decrease Cmax-driven toxicity, Part A2 was opened for escalation. The highest dose evaluated and cleared by the safety review committee was 100 mg ERAS-007 BID-QW in combination with the approved doses of EC. While dose escalation initially enrolled two patient populations (BRAF V600E

CRC patients who are naïve to EC treatment and who have been treated with EC), expansion is focused on those patients who are EC-naïve.

HERKULES-3 Sub-Study A: BRAF V600E CRC

As of March 23, 2023, 20 patients with BRAFm CRC had been treated with escalating doses of ERAS-007 in combination with the approved doses of EC. The combination showed acceptable preliminary safety and tolerability results with 17 (85%) patients experiencing ERAS-007-related AEs, most of which were grade 1 and 2 with no grade 4 or 5 events. The most common (occurring in ≥ 20% of patients) ERAS-007-related AEs were fatigue (35%, Grade 3: 5%), diarrhea (30%, Grade 3: 0%), headache (25%, Grade 3: 5%), anemia (25%, Grade 3: 10%), nausea (25%, Grade 3: 0%), subretinal fluid (20%, Grade 3: 0%), and vomiting (20%, Grade 3: 0%). As of May 21, 2023, in EC-naïve efficacy-evaluable patients, across all dose levels, the response rate was 38% (3/8) and the disease control rate (complete response [CR] + partial response [PR] + stable disease [SD]) was 63% (5/8). At the highest dose evaluated (ERAS-007 100 mg BID-QW), the response rate was 50% (3/6; 2 confirmed PRs and 1 unconfirmed PR) and the disease control rate was 67% (4/6). Both confirmed responders were still on treatment with duration of exposure > 40 weeks as of the data cut-off.

Summary. ERAS-007 in combination with EC has shown acceptable safety and tolerability results with the most common ERAS-007-related events generally consistent with the mechanism of action with no new safety signals identified. Encouraging clinical activity has been observed in EC-naïve patients and additional enrollment is ongoing. Updated interim data are expected in H1 2024.

ERAS-801: our CNS-penetrant EGFR inhibitor

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

The lack of clinical activity is likely multifactorial, but we believe there are two primary reasons why approved EGFR inhibitors are not effective: (1) the molecules do not penetrate the CNS well, and (2) the molecules are weak inhibitors of GBM-relevant mutant EGFR proteins, such as EGFRvIII, as homodimers or heterodimers that include wildtype EGFR.

ERAS-801 is designed to be a potent, selective, reversible, and orally available small molecule with both: (1) highly enhanced CNS penetration (8.2:1 brain:plasma ratio in mice, based on updated PK data generated by Erasca) and (2) the ability to target both EGFR mutants such as EGFRvIII, the most common mutant form of EGFR found in GBM, and wtEGFR, which heterodimerizes with EGFRvIII.

High CNS penetration of ERAS-801

Whereas approved EGFR inhibitors have suboptimal CNS penetration for primary brain tumors, as shown below, ERAS-801 showed substantially higher values of Kp and Kp,uu (partition coefficients that measure bound and unbound drug concentration, respectively) compared to osimertinib, afatinib, erlotinib, gefitinib, and dacomitinib. The figure below is for illustrative purposes only and is not a head-to-head comparison. These data were generated from different studies, and caution should be exercised when comparing data across studies.

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

Panel A shows that the EGFR splice variant mutant EGFRvIII may be expressed in a subset of GBM tumor cells and that it can be co-expressed with wildtype EGFR. Panel B shows a zoomed in diagram of a GBM tumor cell membrane that harbors both wildtype EGFR and EGFRvIII. Wildtype EGFR can homodimerize with another wildtype EGFR protein or heterodimerize with EGFRvIII, in each case potentially leading to oncogenic signaling. In panels C and D, an immunohistochemistry-stained section of GBM tumor tissue shows wildtype EGFR-expressing tumor cells in brown and EGFRvIII-expressing tumor cells in blue. Regions that are stained both brown and blue express both wildtype EGFR and EGFRvIII proteins while regions that are stained brown but not blue express wildtype EGFR only.

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

In cell-based assays, ERAS-801 was potent against wildtype EGFR with an IC50 of 1.3 nM and EGFRvIII with an IC50 of 1.5 nM. In an 18 in vitro patient-derived GBM cell panel, ERAS-801 showed statistically significantly greater in vitro activity in EGFR amplified GBM models than in non-amplified models, as measured by IC50 values (t-test p-value = 0.01). ERAS-801 exhibited submicromolar IC50s in 83% of EGFR amplified models (n=6) and in only 17% of non-EGFR amplified models (n=12).This GBM cell panel included the most frequent types of EGFR alterations observed in GBM: amplification, EGFRvIII, extracellular domain mutations (e.g., A289V and A289D), and chromosome 7 polysomy.

The CNS penetration of ERAS-801 was studied in mice following single oral dose administration. ERAS-801 exhibited extensive CNS penetration in mice. The brain-to-plasma partition coefficient (Kp) based on AUC ratio of the total concentrations of ERAS-801 was 8.2; whereas the corresponding unbound partition coefficient (Kpuu) of ERAS-801 was 1.3. ERAS-801 also exhibited extensive CNS penetration in rats, measured both after a single oral dose and after 14 days of continuous once daily oral administration. After a single dose, Kp of ERAS-801 was 9.3, whereas Kpuu of ERAS-801 was 1.7. After 14 days of once daily oral administration, Day 14 mean Kp was 3.3-4.8.

ERAS-801 was evaluated at 25 mg/kg QD in 19 patient-derived glioma models. This patient-derived glioma model set was intended to capture the heterogeneity of GBM by encompassing a variety of disease stages (e.g., primary or recurrent), patient sex, and MGMT methylation status. Survival benefit indicated the duration that mice treated with ERAS-801 survived relative to mice treated with vehicle. An asterisk indicates models in which survival benefit was statistically significant (Logrank test p-value < 0.05). In this model set, ERAS-801 treatment resulted in significant survival benefit in 83% of patient-derived glioma models that harbored an EGFR amplification. In contrast, ERAS-801 treatment resulted in significant survival benefit in 23% of models that did not harbor an EGFR amplification, EGFRvIII, or EGFR extracellular domain mutation. Survival benefit associated with a p-value < 0.05 was considered significant.

Development strategy for ERAS-801

GBM is a difficult-to-treat, aggressive cancer that can occur in the brain or spinal cord. Current therapy consists primarily of surgical resection of the tumor, followed by radiation and chemotherapy. Once GBM recurs, therapeutic options for patients are limited. EGFR amplifications and mutations are detected in up to 60% of GBM cases and are generally indicative of poor prognosis. In May 2023, we announced that the FDA granted FTD to ERAS-801 for the treatment of adult patients with GBM with EGFR gene alterations. In June 2023, we announced that the FDA granted ODD to ERAS-801 for the treatment of patients with malignant glioma, which includes GBM. In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial in recurrent GBM that will evaluate the safety, PK, and PD effects of ERAS-801 as a single agent. Preliminary evaluation of anti-tumor activity will also be performed in patients who have tumors harboring alterations in EGFR. In November 2023, we announced that the MTD was established, and the program transitioned to the next phase of development focusing on identification of the recommended Phase 2 dose and efficacy signal seeking. Preliminary clinical data from the THUNDERBBOLT-1 trial are expected in 2024.

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

In our first-in-human trial, FLAGSHP-1, we evaluated the safety, tolerability, PK, PD, and preliminary anti-tumor activity of ERAS-601 in patients with advanced or metastatic solid tumors; however, this trial was deprioritized in November 2023, even though ERAS-601 administered as a monotherapy was safe and tolerable while achieving confirmed responses as a monotherapy and in combination with cetuximab. We consider ERAS-601 a potential combination agent with other RAS/MAPK pathway targeting compounds in our pipeline, as well as with standard of care agents.

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

The ADME/PK properties of ERAS-601 have been extensively evaluated in non-clinical studies. As shown in the table below, ERAS-601 demonstrated favorable physicochemical and PK properties, including low risk of drug-drug interaction (DDI), negligible CYP enzyme inhibition, and moderate plasma protein binding. It also showed high oral bioavailability and low clearance across multiple animal species. We believe these properties support ERAS-601’s development in a broad range of combination therapies.

Preclinical anti-tumor activity of ERAS-601

As shown in the table below, ERAS-601 significantly inhibited tumor growth as a monotherapy in 18 in vivo models, including HPV-negative, triple wildtype, KRAS G12D, KRAS G12V, EGFR amplified, BRAF Class I and III, and NF1 loss-of-function mutations. In 13 models, ERAS-601 was administered at QD and BID dose schedules. Both dose schedules were well tolerated and showed significant TGI. In a PK/PD study, ERAS-601 also achieved time and dose-dependent increases in plasma concentrations and concomitant reductions in RAS/MAPK pathway signaling, as measured by pERK, in the KRAS G12C-mutated NSCLC xenograft model NCI-H358. Tumor pERK1/2 levels were reduced by more than 50% when ERAS-601 total plasma concentrations exceeded or approximated the IC50/fu, which is the in vitro cellular pERK IC50 unbound fraction in plasma.

Mutation	Model ID	Tumor type	Antitumor activity of ERAS-601 10 mg/kg BID (% TGI)	30 mg/kg QD (% TGI)
HPV-negative	FaDu	H&NSCC	88%***	97%***
	HN3411	H&NSCC	Not evaluated	97%***
Triple wildtype	CR049	CRC	82%***	87%***
	CR021	CRC	106%***	106%***
	CR1023	CRC	Not evaluated	113%**
$KRAS^{G12D}$	LUN232	NSCLC	Not evaluated	73%***
	GP2D	CRC	60%**	71%**
	LS513	CRC	66%*	77%**
	LUN137	CRC	Not evaluated	82%*
$KRAS^{G12V}$	H441	NSCLC	Not evaluated	98%***
EGFR amplification	KYSE-520	Esophageal	100%***	101%***
BRAF class I (BRAF V600E)	WiDr	CRC	67%***	68%***
BRAF class III	NCI-H508	CRC	136%**	135%**
	LUN023	NSCLC	100%*	123%**
$NF1^{LOF}$	MeWo	Melanoma	86%***	85%***
	NCI-H1838	NSCLC	140%**	144%**
	LUN150	NSCLC	167%***	167%***
	LU6484	NSCLC	77%***	83%***

ERAS-601 exhibited significant TGI relative to vehicle control (p-value < 0.05) in two HPV-negative, three triple wildtype (KRAS/NRAS/BRAF wildtype), five KRAS mutant, one EGFR amplified, three BRAF mutant, and four NF1 LOF mutant CDX and PDX models. Significant TGI was observed at both 30 mg/kg QD and 10 mg/kg BID doses. *p-value < 0.05 **p-value < 0.01 ***p-value < 0.001 (p-values assessed relative to vehicle control)

Preclinical activity of ERAS-601 combination therapies

As shown in the figures below, when combined with an EGFR inhibitor, ERAS-601 showed significantly greater TGI than dosing of these inhibitors as monotherapies. This benefit was observed in models that harbored mutations both upstream and downstream of SHP2. These ERAS-601 combinations were generally well tolerated across the tested models as demonstrated by the minimal percentage body weight changes observed.

ERAS-601 + cetuximab TGI in
HPV negative H&NSCC CDX FaDu
Treatment group
ERAS-601 10 mg/kg/dose BID
ERAS-601 30 mg/kg QD
Cetux. 30 mg/kg Q3D
ERAS-601 10 mg/kg/dose BID + Cetux. 30 mg/kg Q3D
ERAS-601 30 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
500
1,000
1,500
2,000
0
10
20
Treatment day
ERAS-601 + cetuximab TGI in
HPV negative H&NSCC PDX HN3411
Treatment group
ERAS-601 15 mg/kg QD
ERAS-601 30 mg/kg QD
Binimetinib 6 mg/kg/dose BID
Binimetinib 9 mg/kg/dose BID
ERAS-601 15 mg/kg QD + Binimetinib 6 mg/kg/dose BID
ERAS-601 15 mg/kg QD + Binimetinib 9 mg/kg/dose BID
Vehicle control
Mean tumor volume (mm3) +/- SEM
0
400
800
1,200
0
10
20
Treatment day
ERAS-601 + cetuximab TGI in
triple wildtype CRC PDX CRC1023
Treatment group
ERAS-601 30 mg/kg QD
Cetux. 30 mg/kg Q3D
ERAS-601 30 mg/kg QD + Cetux. 30 mg/kg Q3D
Vehicle
Mean tumor volume (mm3) +/- SEM
100
200
300
400
500
0
10
20
Treatment day
ERAS-601 + cetuximab TGI in
triple wildtype CRC PDX CRC049
Treatment group
ERAS-601 10 mg/kg/dose BID
ERAS-601 30 mg/kg QD
Cetuximab 20 mg/kg BIW
ERAS-601 10 mg/kg/dose BID + cetuximab 20 mg/kg BIW
ERAS-601 30 mg/kg QD + cetuximab 20 mg/kg BIW
Vehicle
Mean tumor volume (mm3) +/- SEM
500
1,000
1,500
2,000
0
10
20
Treatment day

ERAS-601 combined with cetuximab showed significant TGI in four CDX and PDX models. The ERAS-601 and cetuximab (EGFR inhibitor) combination showed TGI in two HPV-negative HNSCC CDX and PDX models and two triple wildtype (KRAS/NRAS/BRAF wildtype) CRC PDX models relative to vehicle control (p-value < 0.01) and superior TGI to cetuximab monotherapy treatment.

Development strategy for ERAS-601

Our development plan aims to advance ERAS-601 in combination with other targeted agents to prevent and overcome adaptive resistance mechanisms in order to achieve more durable clinical benefit. Given the wide range of cancers that are dependent on SHP2, we believe ERAS-601 could serve as a backbone for compelling combination therapies to prolong survival for patients.

MAPKlamp: our therapeutic strategy targeting proximal and distal nodes of the RAS/MAPK pathway

MAPKlamp is our novel approach targeting upstream and downstream nodes in the RAS/MAPK pathway designed to shut down, or "clamp," the signaling of various oncogenic drivers, such as RTKs, NF1, RAS, RAF, and MEK alterations trapped between inhibited nodes. With our MAPKlamp approach, we aim to induce tumor regression in RAS/MAPK pathway-driven cancers, while also blocking the main escape routes that lead to tumor resistance.

ERAS-4: our program targeting KRAS mutations beyond G12C

Nearly 2 million patients annually worldwide are affected by KRAS mutations other than KRAS G12C. For example, nearly 700,000 of these patients are affected by tumors that harbor KRAS G12D, which is the most prevalent KRAS mutation. Activating KRAS mutations beyond G12C result in hyperactive RAS/MAPK pathway signaling and are frequently observed in NSCLC, CRC, endometrial cancer, and pancreatic cancer. Our ERAS-4 program endeavors to develop small molecules that potently and selectively inhibit KRAS mutations beyond G12C, such as KRAS G12D and KRAS G12V. These inhibitors will prevent RAS-mediated signaling by locking mutant KRAS in the inactive GDP-bound state and/or obstructing mutant KRAS's ability to bind downstream effector proteins, such as BRAF and CRAF. We are accelerating advancement of this program by leveraging our in-house chemistry, biology, and structural biology expertise gained from working on our RAS-GDP and other RAS-GTP programs. We have generated multiple series of orally bioavailable pan-KRAS inhibitors with low nanomolar IC50 potencies in biochemical and cellular assays against KRAS G12D and KRAS G12V, with high selectivity against NRAS and HRAS. ERAS-11930, an ERAS-4 molecule, showed comparable in vivo activity, when administered orally at 150 mg/kg BID, to MRTX1133, when administered intraperitoneally (IP) at its MTD of 20 mg/kg BID. Though MRTX1133 was not orally bioavailable, it served as a relevant benchmark since we believed that it was considered one of the most potent S-IIP binding selective inhibitors of KRAS G12D currently in clinical development.

In vitro potency and rodent PK of four ERAS-4 compounds (teal) and three coopetitor compounds (blue). ERAS-4 showed sub-nanomolar binding affinities to KRAS G12D and KRAS WT, as measured by SPR. ERAS-4 molecules showed comparable inhibition of RAS/MAPK signaling and inhibition of cellular viability in the KRAS G12D PDAC cell line, HPAC, and the KRAS G12V CRC cell line, SW620. The ERAS-4 compounds showed promising oral bioavailability, exemplified by % F values > 10. ERAS-4 data were generated internally and coopetitor data were set forth in public disclosures. An asterisk indicates ranges that were generated in a G12X cell line panel.

ERAS-11930, orally administered at 150 mg/kg BID, achieved tumor regression in the KRAS G12D CDX PDAC model HPAC that was comparable to the maximum tolerated dose of MRTX1133 in mouse, non-orally administered (i.e., interperitoneal administration) at 20 mg/kg BID. ERAS-11930 showed dosed dependent activity, achieving 90% TGI at 50 mg/kg BID and 109% TGI (63% regression) at 150 mg/kg BID. MRTX1133 at 20 mg/kg BID, IP achieved

100% TGI (3% regression). Both ERAS-11930 doses were well tolerated throughout the treatment period of 28 days, as demonstrated by no body weight loss or health observations.

ERAS-12: our EGFR D2/D3 bispecific antibody program

Inhibition of wildtype EGFR signaling mediated by overexpression of EGFR has shown promise in treating various tumors, including HNSCC and CRC. In tumors where overexpression of EGFR is thought to be the primary driver of EGFR signaling, an antibody-based approach is the most effective way to target the receptor, and approved antibodies have demonstrated good tolerability as well as activity by inhibiting EGFR activation and mediating antibody-dependent cellular cytotoxicity, a process by which the antibody alerts the immune system to attack the bound tumor cell. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the inactive conformation of wildtype EGFR, and no approved antibodies target domain II (D2), which is the active, ligand binding, conformation of wildtype EGFR. Antibodies targeting D2 are expected to be more effective when epidermal growth factor (EGF) or other members of the EGF family are overexpressed.

We are developing a bispecific antibody that is active against both the inactive and active conformations of wildtype EGFR.

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

Our acquisition and license agreements

Novartis

In December 2022, we entered into an exclusive license agreement (as amended, the Novartis Agreement) with Novartis under which we were granted an exclusive, worldwide, royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Novartis to develop, manufacture, use, and commercialize naporafenib in all fields of use. We have the right to sublicense (through multiple tiers) our rights under the Novartis Agreement, subject to certain limitations and conditions, and are required to use commercially reasonable efforts to commercialize licensed products in certain geographical markets.

The license granted under the Novartis Agreement is subject to Novartis’ reserved right to: (i) develop, manufacture, use, and commercialize compounds unrelated to naporafenib under the licensed patent rights and know-how, (ii) use the licensed patent rights and know-how for non-clinical research purposes, and (iii) use the licensed patent rights and know-how to the extent necessary to perform ongoing clinical trials and its obligations under existing contracts and under the Novartis Agreement.

Under the Novartis Agreement, we made an upfront cash payment to Novartis of $20 million and issued 12,307,692 shares of our common stock to Novartis. We are obligated to make future regulatory milestone payments of up to $80 million and sales milestone payments of up to $200 million. We are also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions.

The Novartis Agreement will expire upon the last to expire royalty term, which is determined on a licensed product-by-licensed product and country-by-country basis, and is the later of: (i) ten years from the date of first commercial sale for the licensed product in such country, (ii) the last to expire valid claim within the licensed patent rights covering such licensed product, or (iii) the expiration of all regulatory exclusivity for the licensed product in such country. Upon expiration of the Novartis Agreement, on a licensed product-by-licensed product and country-by-country basis, we will have a fully paid-up, perpetual, and irrevocable license to develop, manufacture, use, and commercialize the licensed products.

The Novartis Agreement may be terminated in its entirety by either party in the event of an uncured material breach by the other party. Novartis may terminate the Novartis Agreement upon written notice in the event we become subject to specified bankruptcy, insolvency, or similar circumstances. We may terminate the Novartis Agreement in its entirety at any time upon the provision of prior written notice to Novartis.

Upon termination of the Novartis Agreement for any reason, all rights and licenses granted to us will terminate. In addition, upon termination of the Novartis Agreement for any reason other than its natural expiration, Novartis has an option to negotiate a license under any patent rights, know-how, or other intellectual property rights relating to the licensed products that are owned or controlled by us for the purpose of developing, manufacturing and commercializing the licensed products on terms to be negotiated between the parties.

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

Under the Katmai Agreement, we made an upfront payment of $5.7 million and Katmai agreed to purchase shares of our Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In connection with our IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of our common stock, in the aggregate. We are obligated to make future development and regulatory milestone payments of up to $26 million, of which $2 million was paid in March 2022, and commercial milestone payments of up to $101 million. We are also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions.

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

Under the NiKang Agreement, we made an upfront payment of $5 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, we paid an additional $7 million after publication of a US patent application that covered the composition of matter of ERAS-601. We are also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157 million for the first licensed product and $151 million for a second licensed product. We are also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split net sublicensing revenues earned under sublicense agreements that we enter into with any third party before commencement of the first Phase I clinical trial for a licensed product.

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

Emerge Life Sciences

In March 2021, we entered into an asset purchase agreement (the ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein we purchased all rights, title, and interest (including all patent and other intellectual property rights) to ELS’s EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the ELS Purchase Agreement, we issued 500,000 shares of our common stock to ELS and made an upfront payment of $2 million. We are not obligated to pay royalties on the net sales of products covered by the acquired intellectual property. Under the ELS Purchase Agreement, ELS is committed to performing certain studies on the Antibodies to assist in development activities, the costs of which shall be mutually agreed upon and for which we will be responsible.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies, and traditional chemotherapy. There are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, AstraZeneca, Black Diamond Therapeutics, BioMed Valley Discoveries, Boehringer Ingelheim, BridgeBio, Bristol Myers Squibb, Deciphera Pharmaceuticals, Eli Lilly, Jacobio Pharmaceuticals, Janssen, Merck, Novartis, Pfizer, Revolution Medicines, Roche/Genentech, and Sanofi.

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

As of December 31, 2023, our patent estate for the programs listed below, which consists of owned and in-licensed patent families, includes seventeen issued US patents, twenty-five pending US non-provisional patent applications, eight pending US provisional patent applications, one hundred seventy-seven issued foreign patents, ten pending international patent applications filed under the Patent Cooperation Treaty (PCT application), and two hundred nine pending foreign patent applications in various markets outside of the United States. In particular, we have patents and/or patent applications pending for each of our product candidates.

Naporafenib

As of December 31, 2023, we have in-licensed ten patent families from Novartis. The ten patent families relate to RAF inhibitors, their preparation, and methods of use. One of the families covers the naporafenib product candidate compound and additional RAF inhibitor compounds, their preparation and methods of use, and includes four issued US patents, eighty-six issued foreign patents, and five pending foreign patent applications. The nine additional in-licensed families cover further methods of using naporafenib, diagnostic methods, and additional RAF inhibitor compounds, their preparation and methods of use, and include four issued US patents, six pending US non-provisional applications, two pending PCT patent applications, forty issued foreign patents, and sixty-three pending foreign patent applications. The granted patents and any further patents that issue from applications from the ten in-licensed families are expected to expire between 2034 and 2043, absent any patent term adjustments or extensions.

As of December 31, 2023, we own two patent families relating to naporafenib and their methods of use and include two pending US provisional patent applications, two pending PCT patent applications and two pending foreign patent applications. Any patents issued from these patent applications are expected to expire in 2044, absent any patent term adjustments or extensions.

ERAS-007

As of December 31, 2023, we have in-licensed three patent families from Asana. The three patent families relate to ERK 1/2 inhibitors, their preparation, and methods of use. One of the families covers the ERAS-007 product candidate compound and additional ERK1/2 inhibitor compounds, their preparation and methods of use, and includes four issued US patents, one pending US non-provisional patent application, forty-six issued foreign patents, and eight pending foreign patent applications. The additional in-licensed families cover methods of using ERAS-007 and include two pending US non-provisional patent applications and twelve pending foreign patent applications. The granted patents and any further patents that issue from applications from the three in-licensed families are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2023, we also own six patent families relating to ERAS-007. The patent families include five pending US non-provisional patent applications, one pending PCT patent application and thirty-two foreign pending patent applications. Any patents issued from these patent applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

ERAS-801

As of December 31, 2023, we have sub-licensed four patent families from Katmai, which Katmai in-licensed from the University of California, Los Angeles (UCLA). One of the families covers the ERAS-801 product candidate compound and additional EGFR inhibitor compounds, their preparation and methods of use, and includes one issued US patent, one pending US non-provisional patent application, one issued foreign patent, and twenty-six pending foreign patent applications. The three additional in-licensed families relate to additional EGFR inhibitor compounds, their preparation and methods of use, and include three pending US non-provisional patent applications and ten pending foreign patent applications. The granted patent and any further patents that issue from applications from the four in-licensed patent families are expected to expire between 2038 and 2041, absent any patent term adjustments or extensions.

As of December 31, 2023, we co-own with UCLA one patent family, relating to additional EGFR inhibitor compositions, their preparation and methods of use. This patent family includes one pending US non-provisional patent application. Any patents issued from this application are expected to expire in 2041, absent any patent term adjustments or extensions.

As of December 31, 2023, we own two patent families relating to EGFR inhibitor polymorph forms and methods of using EGFR inhibitor compositions. These patent families include one pending US provisional patent application and one pending PCT patent application. Any patents issued from these applications are expected to expire between 2042 and 2044, absent any patent term adjustments or extensions.

ERAS-601

As of December 31, 2023, we have in-licensed two patent families from NiKang. These two patent families relate to SHP2 inhibitor compositions, their preparation, and methods of use. One of the families covers the ERAS-601 product candidate compound, its preparation and methods of use, and includes three issued US patents, one pending US non-provisional patent application, three issued foreign patents and twenty-three pending foreign patent applications. The second family covers additional SHP2 inhibitor compositions, their preparation and methods of use, and includes one issued US patent application, one issued foreign patent and six pending foreign patent applications. The granted patents and any further patents that issue from applications from the two in-licensed families are expected to expire in 2039, absent any patent term adjustments or extensions.

As of December 31, 2023, we also own six patent families relating to ERAS-601 and their methods of use, and include four pending US non-provisional patent applications, two pending PCT applications and nineteen pending foreign patent applications. Any patents issued from these applications are expected to expire between 2041 and 2042, absent any patent term adjustments or extensions.

ERAS-4

As of December 31, 2023, we own three patent families relating to KRAS inhibitors, their preparation, and methods of use. These patent families include five pending US provisional patent applications, one pending PCT application, and one pending foreign patent application. Any patents issued from these applications are expected to expire between 2042 and 2044, absent any patent term adjustments or extensions.

ERAS-12

As of December 31, 2023, we own two patent families relating to EGFR antibodies, their preparation, and methods of use. The patent families include one pending US non-provisional patent application, one pending PCT patent application and two pending foreign patent applications. Any patents issued from these applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

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

We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We currently have an issued United States trademark for our “ERASCA” mark and have registrations for such mark pending in foreign jurisdictions, including the European Union. We have also filed a trademark application in the United States as well as foreign jurisdictions, including the European Union, for registration of our “MAPKLAMP” mark.

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

US regulation of drugs and biologics

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations, and biologics under the FDCA and the Public Health Service Act and their implementing regulations. FDA approval of a NDA or biologics license application (BLA) or supplement is required before any new unapproved drug, biologic or dosage form, including a new use of a previously approved drug or biologic, can be marketed in the United States.

The process required by the FDA before such product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests and preclinical animal studies, certain of which must be performed in accordance with applicable Good Laboratory Practice (GLP) regulations;
•
submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials may be initiated and must be updated annually;
•
approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial can be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (GCP) requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;
•
preparation of and submission to the FDA of an NDA or BLA, after completion of all pivotal clinical trials;
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

An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls (CMC) information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may be initiated. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can be initiated. Submission of an IND therefore may or may not result in FDA allowance to initiate a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which, among other things, includes the requirement that all research subjects, or their legal representative, provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other things, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs or biologics, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial initiates at that site, and must monitor the trial until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may recommend that the clinical trial be halted if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of clinical trials and clinical trial results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

•
Phase 1: The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
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

Post-marketing trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, such as with accelerated approval drugs, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval.

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

NDA and BLA review process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the product, or from a number of alternative sources, including trials initiated and sponsored by investigators.

In addition, under the Pediatric Research Equity Act (PREA), an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric trial plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted.

Within 60 days following submission of the application, the FDA reviews the submitted BLA or NDA to determine if the application is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended for a three-month period by the FDA to review additional information deemed a major amendment to the application. Once accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. When reviewing an NDA or BLA, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical sites to assure compliance with GCP.

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL signals that the review cycle is complete and the application cannot be approved in its present form. The CRL will generally describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting any required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place a resubmitted NDA or BLA in condition for approval, including requests for additional data, information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market trials and additional surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, product candidates are eligible for FTD if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. FTD applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review, if the relevant criteria are met. An NDA or BLA for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. An NDA or BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new molecular entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to 10 months under standard review).

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory trials are underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant ODD to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product candidate that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received ODD. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market trials or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical trials;
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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Drug product marketing exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2), or 505(b) (2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another existing period of regulatory exclusivity or patent term if a sponsor conducts clinical trials in children in response to a Written Request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Biosimilars and reference product exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.

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

A biological product can also obtain pediatric market exclusivity in the United States, as described above, if the BLA sponsor voluntarily completes a pediatric study that fairly responds to a "written request" from the FDA to conduct such study.

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

Other US regulatory requirements

In addition to FDA regulation of pharmaceutical products, pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

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

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, the US Department of Health and Human Services (HHS) announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any trial subject injured in the clinical trial.

Certain countries outside of the United States, including the EU, have a similar process that requires the submission of a clinical trial application (CTA) much like the IND prior to the commencement of human clinical trials. A CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical trial development may proceed.

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

Pediatric Development

In the EU, MAAs for new medicinal products candidates have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there is sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and trial results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization).

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

All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety trials.

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

For other countries outside of the EU, such as countries in Latin America or Asia (e.g., China and Japan), the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Prior to the commencement of human clinical trials, the sponsor must complete evaluation of the safety of the investigative product, and submit a clinical trial notification and the protocol to the authorities in advance, upon agreement of the IRB of the participating institutions. When the authorities do not comment on the notification, the sponsor may proceed with the clinical trial.

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

Facilities

Our corporate headquarters is located in San Diego, California, where we lease 77,828 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances. In January 2024, we entered into an agreement to sublease 10,000 square feet of such office space with a sublease term of three years, which includes an option for the subtenant to renew for an additional year and an early termination clause.

We also lease 29,542 square feet of office and laboratory space in South San Francisco, California, pursuant to a lease that expires in October 2032, with an option to extend the term by 5 years, subject to certain conditions.

We believe our existing facilities are adequate to meet our current business requirements for the near term, and that additional space will be available on commercially reasonable terms, if required.

Employees

As of February 29, 2024, we had 126 full-time employees (FTEs), 45 of whom have doctorate degrees. Of our FTEs, 90 are engaged in research and development activities, and 36 are engaged in general and administrative activities. The majority of our employees are located in San Diego County, California. None of our employees are represented by labor unions or covered by collective bargaining units. We consider our relationship with our employees to be good.

Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware on July 2, 2018 as Erasca, Inc. Our principal executive offices are located at 3115 Merryfield Row, Suite 300, San Diego, California 92121, and our telephone number is 858-465-6511. Our website address is www.erasca.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year: (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Our scientific approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop or obtain regulatory approval for any products of commercial value. In addition, while Novartis previously completed a Phase 2 clinical trial for naporafenib, our remaining product candidates are in early clinical development or in the preclinical or discovery stage. We have not yet completed any later-stage, large-scale or pivotal clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue. Our net losses were $125.0 million and $242.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $606.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies, and seek regulatory approval for our current product candidates and any future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including naporafenib, ERAS-007, ERAS-801, and ERAS-601. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million through the Agent. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sale Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
•
the costs and timing of manufacturing for our product candidates with contract manufacturing organizations (CMOs), including commercial manufacturing, if any product candidate is approved;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel, consultants, and contract research organizations (CROs) as our preclinical and clinical activities increase;
•
the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;
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
•
any delays and cost increases that result from geopolitical or economic events;

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

Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

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

Our portfolio of investments or bank deposits may be subject to market, interest and credit risk that may reduce their value and adversely affect our business, results of operations and financial condition.

The value of our investments may decline due to interest rate changes, downgrades of the bonds and other securities included in our investment portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, future adverse developments with respect to financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession, rising inflation, and ongoing geopolitical events have and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks related to the discovery, development and regulatory approval of our product candidates

We are early in our development efforts. If we are unable to successfully develop, obtain regulatory approval and ultimately commercialize any of our current or future product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts with ERAS-007 and ERAS-801 in early clinical development. In addition, while Novartis has conducted clinical trials for naporafenib, we have yet to complete any clinical trials for this product candidate. As a result, our assumptions about naporafenib’s development potential are based in large part on the data generated from such trials conducted by Novartis and we may observe materially and adversely different results as we conduct our planned clinical trials. All of our other programs are still in the preclinical or discovery stage. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
initiation and successful enrollment of clinical trials and timely completion of clinical trials and preclinical studies with favorable results;
•
allowance to proceed with clinical trials under INDs by the FDA, or under similar regulatory submissions by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
•
the frequency and severity of adverse events in clinical trials;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;
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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our scientific approach, which is singularly focused on shutting down the RAS/MAPK pathway, a novel and unproven approach. While we have had favorable preclinical study results for certain of our development programs, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approvals from the FDA or other regulatory authorities or in commercializing such product candidates. ERAS-007 and ERAS-801 are in early clinical development. In addition, while Novartis has conducted clinical trials for naporafenib, we have yet to complete any clinical trials for this product candidate. In addition, while we believe our pipeline will yield multiple additional INDs for our development programs in the future, we may not be successful in our discovery efforts, and even if successful, we may not be able to submit INDs and have such INDs accepted to enable us to commence clinical trials on the timelines we expect, if at all. Our research methodology and scientific approach may be unsuccessful in identifying additional product candidates, and any product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In particular, using multiple agents to shut down multiple nodes of the RAS/MAPK pathway simultaneously is a novel approach that may have unexpected consequences, including adverse events that preclude successful development and approval of our product candidates. Further, because all of our current product candidates and development programs are based on the RAS/MAPK pathway, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts, such as those for our SEACRAFT clinical trials, HERKULES clinical trial or our THUNDERBBOLT clinical trial. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. In addition, clinical trial data across separate trials may not be directly comparable due to differences in trial protocols, conditions and patient populations. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while naporafenib was evaluated in several clinical trials that we believe demonstrated PoC or preliminary PoC in certain proposed indications prior to our in-licensing the compound, and in May 2023, we announced encouraging preliminary data for the ERAS-007 combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer (CRC), we do not know how any of these product candidates will perform in our planned clinical trials, whether due to design differences, patient population or otherwise. For these reasons and others, we do not know whether our product candidates will perform in ongoing or future clinical trials as they have performed in prior trials and studies or in preliminary or interim data readouts for ongoing trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed for any of our development programs, such results may delay or prevent the initiation of clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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
•
obtaining regulatory allowances or authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
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
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a CMO, delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with cGMP regulations or other applicable requirements; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timeline of clinical trials, is affected by many factors including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. In particular, because certain of our product candidates are focused on patients with specific molecular alterations within the RAS/MAPK pathway, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such patients adequately during and after treatment. Additionally, other pharmaceutical companies targeting these same types of cancer are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Additionally, because our clinical trials are in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we have entered into agreements governing their services, we have limited influence over their actual performance. We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

As an organization, we may be unable to complete clinical trials for any of our product candidates.

We are early in our development efforts for our product candidates, have never completed any clinical trials and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or BLA or similar regulatory submissions to comparable foreign regulatory authorities is a complicated process. We are only beginning to conduct clinical trials for our product candidates, and we have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA, BLA or other comparable foreign regulatory submission for any product candidate. We are also conducting and plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities, and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in submitting marketing applications, including NDAs and BLAs, and commercializing our product candidates.

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

In addition, we may evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a BLA or NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable regulatory have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized.

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the U.S., that such product candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety purity, potency and/or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. In particular, our SEACRAFT clinical trials are being designed based on the learnings from previously completed clinical trials conducted by Novartis. While we believe that we have reached alignment with US and European health authorities on the design of our global SEACRAFT-2 registrational trial, later developments with the FDA or European health authorities that may be inconsistent with our beliefs in the outcome of regulatory meetings, including that our planned SEACRAFT-2 trial, if successful, could support the registration of naporafenib.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or execution of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. Even if we eventually complete clinical trials and receive approval of a BLA, NDA or comparable foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

In June 2023, we announced that the FDA granted Orphan Drug Designation (ODD) to ERAS-801 for the treatment of patients with malignant glioma, which includes recurrent glioblastoma multiforme (GBM). We may seek ODD for our other product candidates; however, we may never receive such designations. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product candidate if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA or BLA.

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain orphan drug exclusivity for a product, such exclusivity may not effectively protect the product from competition because different drugs and biologics can be approved for the same disease or condition. Even after an orphan drug or biologic is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug or biologic for the same condition if such regulatory authority concludes that the later drug or biologic is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs or biologics containing a different active ingredient for the same disease or condition. In addition, if a subsequent drug or biologic is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. ODD neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We are currently conducting and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign clinical trial data are not intended to serve as the sole basis for approval, if the clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA (or a similar expedited approval mechanism from a comparable foreign regulatory authority), if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA (or comparable foreign regulatory authority) may seek to withdraw any accelerated approval we have obtained.

We may in the future seek an expedited approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval and conditional approval are usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug or biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug or biologic on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the US government through fiscal year 2023. Included in that omnibus bill was the Food and Drug Omnibus Reform Act of 2022, which among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authority could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

A Fast Track Designation may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received a FTD in the United States for ERAS-801 for the treatment of adult patients with glioblastoma (GBM) with epidermal growth factor receptor (EGFR) gene alterations, and for naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti-programmed death-1 (ligand 1) (PD(L)1)-based regimen, and whose tumors contain an NRASm, and we may seek FTD for other of our current or future product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs and biologic are eligible for FTD if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. FTD applies to the combination of the product candidate and the specific indication for which it is being studied. FTD allows for close and frequent interaction with the FDA during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. A NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive FTD for any of our product candidates, FTD does not guarantee FDA approval or expedited review for any application for the product candidate. The receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the FTD criteria.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus may lead to other inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

We are dependent on third parties to conduct our clinical trials and preclinical studies. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, academic institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols, regulatory requirements and industry standards. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and studies, and the subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product candidates and products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, we do not have any long-term commitments or supply agreements with all of our third-party manufacturers. We may be unable to establish additional supply agreements with our third-party manufacturers or to do so on acceptable terms, which increases the risk of timely obtaining sufficient quantities of our product candidates or products or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Specifically, there are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, AstraZeneca, Black Diamond Therapeutics, BioMed Valley Discoveries, Boehringer Ingelheim, BridgeBio, Bristol Myers Squibb, Deciphera Pharmaceuticals, Eli Lilly, Jacobio Pharmaceuticals, Janssen, Merck, Novartis, Pfizer, Revolution Medicines, Roche/Genentech, and Sanofi.

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

•
the level of demand for any approved products, which may vary significantly and be difficult to predict; and
•
future accounting pronouncements or changes in our accounting policies.

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

We have increased our organization from 30 employees as of December 31, 2019 to 126 full-time employees as of February 29, 2024. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs, harm to our reputation, significant fines, penalties and liability and loss of customers or sales.

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants, third-party service providers, vendors and collaborators are vulnerable to numerous and evolving cybersecurity risks, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors (such as denial-of-service attacks, malware, ransomware, supply chain attacks, computer viruses, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), and as a result of malicious code, misconfigurations, 'bugs' or other vulnerabilities in software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services, alongside damage from natural disasters, terrorism, war and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, expertise, techniques and tools – including artificial intelligence – to circumvent security controls, evade detection and remove forensic evidence. Additionally, we currently work in a hybrid working environment, which may cause increased cybersecurity risks due to our reliance on internet technology and the number of our employees (and employees of our vendors, contractors and other organizations with whom we have formed strategic relationships) who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Furthermore, new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our third-party partners and service providers have implemented will be sufficient to prevent cyber-attacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

We and certain of our service providers and vendors are from time to time subject to cyberattacks and cybersecurity incidents. While we do not believe that we have experienced any significant system failure or other cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of, access to or other processing of personal information or individually identifiable health information (potentially violating certain privacy laws), other otherwise adversely affect the confidentiality, integrity and availability of our information systems or any information stored therein, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of cybersecurity breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships.

Any security breach or other incident, whether actual or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. There can no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information systems and personal or confidential Information. To the extent that any actual or perceived disruption or cybersecurity incident were to jeopardize the confidentiality, integrity, or availability of our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personal confidential or proprietary information, or damage to, our data or applications, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and cybersecurity laws. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Our business is subject to risks arising from COVID-19 and other epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the US and global economies and financial markets. To date we have not experienced material disruptions in our business operations.

However, COVID-19 and any future epidemic diseases may cause disruptions that could severely impact our business, clinical trials, preclinical studies and financial condition, including:

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
•
changes in local regulations which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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

To the extent an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as previously posed by the COVID-19 pandemic.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, cybersecurity, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will, subject to limitations, carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2023, we had federal, California and other state net operating loss (NOL) carryforwards of $200.9 million, $243.1 million and $2.5 million, respectively.

Federal NOL carryforwards arising in tax years beginning after December 31, 2017 may be carried forward indefinitely. The deductibility of federal NOL carryforwards may be limited. In addition, our NOL carryforwards are subject to review and possible adjustment by the United States Internal Revenue Service and state tax authorities.

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

Our success depends in large part on our ability to obtain and maintain patent protection and trade secret protection with respect to our therapeutic programs, proprietary technologies, and their uses. We seek to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to our product candidates. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties. If we or our licensors are unable to obtain or maintain patent protection with respect to our product candidates, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect our intellectual property, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we or our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection against competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we and our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, third-party collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

In addition, geo-political actions in the US and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States or other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement, defense and term of issued patents. In the United States, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either: (i) file any patent application related to our therapeutic programs and other proprietary technologies we may develop, or (ii) invent any of the inventions claimed in our patent applications.

The America Invents Act also includes a number of significant changes to US patent law with respect to patent applications filed after March 16, 2013, that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our owned and in-licensed patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent US Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the US Congress, the federal courts and the USPTO, and similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. For example, in June 2023, the European Patent Package (the EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, will by default automatically fall under the jurisdiction of the UPC. We may opt our European patents out of the UPC during first seven years of the UPC’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our current or future European patents could remain under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries and our European patent applications, if issued, could be challenged in the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we or our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement lack of sufficient written description or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our owned and in-licensed patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

In addition to seeking patent protection for our product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, third-party collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets, and we may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

Numerous US and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our therapeutic and diagnostic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk that our therapeutic and diagnostic programs and commercializing activities may give rise to claims of infringement of the patent rights of others increases. We cannot assure you that our therapeutic programs and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, including a competitor in the fields in which we are developing our therapeutic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our products or product candidates. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

We and our service providers may be subject to a variety of data privacy and security laws and contractual obligations, which could increase compliance costs and our actual or perceived failure to comply with them could subject us to potentially significant fines or penalties, harm our reputation and otherwise adversely affect our business, results of operations, and financial condition.

We maintain a large quantity of sensitive information, including confidential business and health-related information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. This evolution may create uncertainty in our business, and could affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, there are numerous federal and state data privacy and security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates and subcontractors, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

In addition, certain states have also adopted comprehensive and health-specific data privacy and security laws and regulations governing the privacy, processing and protection of personal information, some of which are more stringent than HIPAA. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, imposes a range of obligations on covered businesses that process personal information about California residents. The

CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which may increase our compliance costs and potential liability, including due to a new California data protection agency authorized to enforce the CCPA in addition to the Attorney General. Similar laws are already in effect in other states, including Virginia, Utah, Connecticut and Colorado, and have been enacted or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy-related regulation in the United States. The enactment of such laws creates a patchwork of overlapping, but different and potentially conflicting, requirements that may make compliance challenging. Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies in relation to a variety of data privacy and security issues. In the event that we are subject to HIPAA, the CCPA, or similar state data privacy laws, compliance will likely involve significant expenditure and resources, and any failure or perceived failure to comply with the requirements of these laws could adversely affect our business, results of operations, and financial condition.

In Europe, the European Union General Data Protection Regulation (EU GDPR) and the United Kingdom General Data Protection Regulation and Data Protection Act (UK GDPR and together with the EU GDPR, GDPR) govern the collection, use, disclosure, transfer or other processing of personal information of individuals within the EEA.

In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA and UK to the US and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Reliance on standard contractual clauses (SCCs) alone may not be sufficient in all circumstances, and we expect the existing legal complexity and uncertainty regarding international personal data transfers, in particular to the US, to continue. As regulatory guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, results of operations, and financial condition.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and cybersecurity concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and materially adversely affect our business, results of operations, and financial condition.

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

•
the impact of any natural disasters or public health emergencies;
•
general economic, industry, geopolitical and market conditions other events or factors, many of which are beyond our control, such as the military conflict between Russia and Ukraine, inflation and interest rate changes and financial institution instability;

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

As of December 31, 2023, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 43% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 71,263,685 shares of our outstanding common stock, or approximately 47.2% of our total outstanding common stock as of December 31, 2023, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a large accelerated filer, as defined under the Exchange Act, our annual gross revenue exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley);
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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements and “pay versus performance” disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and have made some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Furthermore, US export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by US sanctions. US sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict or wars, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 audits, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our program is developed and informed by industry best practices such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and input from expert third-party consultants. It’s important to note that our adoption of the NIST CSF serves as a blueprint to aid in the identification, assessment, and mitigation of cybersecurity risks pertinent to our operations, rather than as a certification of compliance with specific technical standards or requirements.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise IT environment; an IT security team (including Chief Operating Officer (COO)) principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

In the near-term our cybersecurity risk management program will include a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives reports from management on our cybersecurity risks no less than twice per calendar year. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Operating Officer as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Operating Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Collectively, the IT security team that is responsible for managing our cybersecurity risks has over 50 years of experience in mitigating cybersecurity risks.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IT personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by cybersecurity tools deployed in the IT environment.

Item 2. Properties.

Our corporate headquarters is located in San Diego, California, where we lease 77,828 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances. In January 2024, we entered into an agreement to sublease 10,000 square feet of such office space with a sublease term of three years, which includes an option for the subtenant to renew for an additional year and an early termination clause.

We also lease 29,542 square feet of office and laboratory space in South San Francisco, California, pursuant to a lease that expires in October 2032, with an option to extend the term by 5 years, subject to certain conditions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “ERAS” on the Nasdaq Global Select Market.

Holders of Our Common Stock

As of February 29, 2024, there were approximately 55 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

As of December 31, 2023, we have used approximately $295.4 million of the proceeds from our IPO for general corporate purposes, including to fund the research and development of ERAS-007, ERAS-601 and our other RAS/MAPK pathway-focused pipeline programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.4 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of cancer. We have assembled one of the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipelines in the industry, which is focused on modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

Other RTKs
EGFR
RAS-GDP
GEF
GRB2
GDP
GTP
SOS1
SHP2
P1
GAP
NF1
2
2
RAS-GTP
MAPK pathway
PI3K pathway
RAF
PI3K
1
MEK
P
AKT
P
ERK
P
mTOR
MYC
3
Legend
1
Target upstream & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small molecule therapeutics and large molecule therapeutics. Our purpose-built pipeline includes three clinical-stage programs (a pan-RAF inhibitor, an ERK inhibitor, and a central nervous system (CNS)-penetrant EGFR inhibitor), and additional discovery-stage programs targeting other key oncogenic drivers. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Our lead product candidate is naporafenib, for which we plan to initiate a pivotal Phase 3 trial in the first half of 2024 for patients with NRAS-mutated (NRASm) melanoma. We dosed the first patient in a Phase 1b trial in August 2023 for patients with RAS Q61X solid tumors to inform additional clinical development pathways for naporafenib. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma, RAS Q61X solid tumors, and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, pharmacokinetics (PK), and pharmacodynamics have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib (MEKINIST) for patients with NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC data in combination with trametinib for patients with RAS Q61X NSCLC. In December 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation (NRASm). Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

We are pursuing a broad development strategy for naporafenib, which includes our SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development for naporafenib plus trametinib in the Phase 1b SEACRAFT-1 trial for patients with RAS Q61X solid tumors, which dosed its first patient in August 2023, and in the planned Phase 3 SEACRAFT-2 trial for patients with NRASm melanoma. SEACRAFT-1 is supported by clinical PoC data in patients with NRAS Q61X melanoma and preliminary clinical PoC data in patients with KRAS Q61X NSCLC. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the European Society for Medical Oncology Congress 2022 medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-1 and -2 trials, we have announced clinical trial collaboration and supply agreements (CTCSAs) with Novartis for its MEK inhibitor, trametinib (MEKINIST). We are sponsoring and funding the clinical trials and Novartis is providing its drug to us free of charge.

Our next most-advanced product candidate is ERAS-007 (our oral ERK1/2 inhibitor), which targets the most distal node of the RAS/MAPK pathway. We have developed a clinical development plan that has included multiple tumor types for ERAS-007, which we refer to as our HERKULES series of clinical trials. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with gastrointestinal (GI) cancers. In connection with our HERKULES-3 trial, we have announced CTCSAs with Pfizer Inc. for its BRAF inhibitor, encorafenib (BRAFTOVI), Eli Lilly and Company (Lilly) for its EGFR antibody, cetuximab (ERBITUX), and Pierre Fabre for its BRAF inhibitor, encorafenib (BRAFTOVI), in key international territories. In all these cases, we are sponsoring and funding the clinical trial and the partner is providing its drug to us free of charge.

The master protocol for the HERKULES-3 Phase 1b/2 clinical trial provides the flexibility to explore additional combinations and expand into other GI cancer indications. In May 2023, we announced encouraging preliminary data for the ERAS-007 combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm CRC in a poster presentation that we presented at the American Society of Clinical Oncology Annual Meeting in June 2023.

In June 2023, we provided updates with respect to our HERKULES-1 trial (for patients with solid tumors caused by RAS/MAPK pathway alterations), HERKULES-2 trial (for patients with EGFR-mutated or KRAS-mutated NSCLC), and one of the sub-studies of our HERKULES-3 trial (for patients with KRAS- or NRAS-mutant CRC and KRAS-mutant PDAC). These updates consisted of the following:

•
HERKULES-1: ERAS-007 plus ERAS-601 in patients with advanced solid tumors: We have deprioritized evaluation of this combination as dose escalation safety data do not support continued evaluation of the regimen tested

•
HERKULES-2: ERAS-007 plus osimertinib in patients with post-osimertinib EGFR-mutant NSCLC: We have deprioritized evaluation of this combination in this indication as clinical efficacy data do not support continued evaluation

•
HERKULES-3 sub-study that consisted of ERAS-007 plus palbociclib in patients with KRAS- or NRAS-mutant CRC and KRAS-mutant PDAC: We have deprioritized evaluation of this combination in this indication as clinical efficacy data do not support continued evaluation

As a result of these deprioritizations, we are no longer enrolling patients in the HERKULES-1 trial, the HERKULES-2 trial, or the HERKULES-3 sub-study that consisted of ERAS-007 plus palbociclib described above.

With respect to the HERKULES-3 Phase 1b trial for ERAS-007 plus EC in EC-naïve BRAFm CRC patients, we anticipate a Phase 1b dose expansion data readout in the first half of 2024.

Our third clinical program is ERAS-801, an investigational CNS-penetrant EGFR inhibitor. In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801 in patients with recurrent glioblastoma (GBM). In May 2023, we announced that the FDA granted FTD to ERAS-801 for the treatment of adult patients with GBM with EGFR gene alterations. In June 2023, we announced that the FDA granted Orphan Drug Designation (ODD) to ERAS-801 for the treatment of patients with malignant glioma, which includes GBM. Provided that the product candidate is approved by the FDA for the orphan-designated disease or condition, ODD entitles a party to the potential for seven years of post-approval marketing exclusivity, subject to certain exemptions, and financial incentives such as tax advantages and user fee waivers. In November 2023, we announced that a maximum tolerated dose (MTD) was identified for ERAS-801. We anticipate presenting Phase 1 monotherapy data from THUNDERBBOLT-1 in 2024.

In June 2023, we announced that we deprioritized ERAS-3490, our CNS-penetrant KRAS G12C inhibitor, due to the increasingly competitive landscape for small- and mid-cap biopharma companies in the KRAS G12C inhibitor market, despite the program's potential for differentiation in this market.

In November 2023, we announced that we deprioritized the FLAGSHP-1 Phase 1b combination trial of ERAS-601 SHP2 inhibitor with cetuximab (ERBITUX). Though ERAS-601 achieved confirmed responses as a monotherapy and in combination with cetuximab, preliminary data did not justify further development of this combination in the FLAGSHP-1 indications.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of December 31, 2023.

In December 2022, we completed an underwritten offering (2022 Offering) and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2023, we have raised a total of $765.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and 2022 Offering and the sale and issuance of convertible preferred stock. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $322.0 million.

We have incurred significant operating losses since inception. Our net losses were $125.0 million and $242.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $606.0 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund our operations into the first half of 2026. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the year ended December 31, 2023.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Year Ended December 31,
	2023	2022
Naporafenib(1)	$31,564	$142
ERAS-007	19,943	36,025
Other clinical programs	24,949	39,242
Other discovery and preclinical programs	27,365	37,048
Total research and development expenses	$103,821	$112,457

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

The timelines and costs with research and development activities are uncertain, can vary significantly for each product candidate and program and are difficult to predict. We anticipate we will make determinations as to which product candidates and programs to pursue and how much funding to direct to each product candidate and program on an ongoing basis in response to preclinical and clinical results, regulatory developments, ongoing assessments as to each product candidate’s and program’s commercial potential, and our ability to enter into collaborations, licenses or other similar agreements to the extent we determine the resources or expertise of a third-party would be beneficial for a given product candidate or program. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates and programs may be subject to future collaborations, licenses, or other agreements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$103,821	$112,457	$(8,636)
In-process research and development	—	102,000	(102,000)
General and administrative	37,704	32,993	4,711
Total operating expenses	141,525	247,450	(105,925)
Loss from operations	(141,525)	(247,450)	105,925
Total other income (expense), net	16,483	4,645	11,838
Net loss	$(125,042)	$(242,805)	$117,763

Research and development expenses

Research and development expenses were $103.8 million for the year ended December 31, 2023 compared to $112.5 million for the year ended December 31, 2022. The decrease of $8.6 million was primarily driven by decreases of $14.1 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities and $4.8 million in outsourced services and consulting fees, resulting primarily from our pipeline prioritization decisions, partially offset by a $4.5 million increase in facilities-related expenses and depreciation primarily due to our new San Diego and South San Francisco facilities which we moved into in the second and third quarters of 2022, respectively, a $3.3 million increase in personnel costs due to an increase in the average headcount and the employee retention credit of $1.5 million recorded during the year ended December 31, 2022, and a $2.4 million increase in stock-based compensation expense.

In-process research and development expenses

In-process research and development expenses were $0 for the year ended December 31, 2023 compared to $102.0 million for the year ended December 31, 2022. In-process research and development expenses for the year ended December 31, 2022 related to a $20.0 million upfront payment and issuance of 12,307,692 shares of our common stock to Novartis at a price of $6.50 per share or a total fair value of equity of $80.0 million in connection with the license agreement we entered into in December 2022 with Novartis, and a development milestone payment of $2.0 million in connection with our license agreement with Katmai Pharmaceuticals, Inc.

General and administrative expenses

General and administrative expenses were $37.7 million for the year ended December 31, 2023 compared to $33.0 million for the year ended December 31, 2022. The increase of $4.7 million was primarily driven by increases of $3.8 million in stock-based compensation expense, $1.8 million in personnel costs due to an increase in the average headcount and the employee retention credit of $0.7 million recorded during the year ended December 31, 2022, and $0.6 million in facilities and office-related expenses, partially offset by decreases of $1.0 million in insurance costs and $0.8 million in legal fees.

Other income (expense), net

Other income (expense), net was $16.5 million for the year ended December 31, 2023 compared to $4.6 million for the year ended December 31, 2022. The increase of $11.8 million was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of December 31, 2023.

In December 2022, we completed the 2022 Offering and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Future capital requirements

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $322.0 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities, will be sufficient to fund our operations into the first half of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(101,217)	$(103,264)
Investing activities	(91,220)	(71,081)
Financing activities	1,295	98,075
Net decrease in cash, cash equivalents and restricted cash	$(191,142)	$(76,270)

Operating activities

Cash used in operating activities was $101.2 million during the year ended December 31, 2023, primarily resulting from a net loss of $125.0 million and accretion on marketable securities of $7.0 million, partially reduced by stock-based compensation expense of $26.2 million, depreciation and amortization expense of $3.7 million, and changes in operating assets and liabilities of $0.8 million. Net cash provided by changes in operating assets and liabilities consisted primarily of a decrease in operating lease assets and liabilities, net of $3.1 million primarily due to the receipt of $2.3 million in reimbursement from our landlord for tenant improvements and a decrease in prepaid expenses and other current and long-term assets of $0.9 million, partially offset by a decrease in accounts payable, accrued expenses and other current and long-term liabilities of $3.2 million.

Cash used in operating activities was $103.3 million during the year ended December 31, 2022, primarily resulting from a net loss of $242.8 million, partially reduced by in-process research and development expenses of $102.0 million, which are reflected in noncash and investing activities, stock-based compensation expense of $20.1 million, changes in operating assets and liabilities of $15.8 million and depreciation and amortization expense of $2.6 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in operating lease assets and liabilities, net of $13.7 million primarily due to the receipt of $14.2 million in reimbursement from our landlord for tenant improvements and an increase in accounts payable, accrued expenses and other current and long-term liabilities of $5.7 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $3.6 million.

Investing activities

Net cash used in investing activities was $91.2 million during the year ended December 31, 2023 as compared to cash used in investing activities of $71.1 million during the year ended December 31, 2022. The increase in cash used in investing activities of $20.1 million was primarily the result of an increase in purchases of marketable securities of $182.1 million and an increase in in-process research and development of $18.0 million, partially offset by an increase in maturities of marketable securities of $165.1 million, and decreases in purchases of property and equipment of $12.8 million and payments made for investments in equity securities of $2.0 million.

Financing activities

Net cash provided by financing activities was $1.3 million during the year ended December 31, 2023 as compared to $98.1 million during the year ended December 31, 2022. During the year ended December 31, 2023, we received $0.8 million from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and $0.5 million from the exercise of stock options. During the year ended December 31, 2022, we received $95.3 million from the issuance of common stock in the 2022 Offering, net of underwriting discounts and commissions and offering costs, $2.0 million from the exercise of stock options, and $0.8 million from the issuance of common stock under our ESPP.

Cash requirements due to contractual obligations and other commitments

We lease office and laboratory space and certain laboratory equipment under lease agreements with varying expiration dates through 2032. As of December 31, 2023, total future aggregate operating lease commitments was $80.5 million, with approximately $8.8 million due in 2024, and the remaining due in periods from 2025 through 2032. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above.

Additionally, there are additional potential development and sales milestone payments and royalty payments we may be required to make under license and acquisition agreements we have entered into pursuant to which we have in-licensed and acquired certain intellectual property. For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in this Annual Report on Form 10-K. The timing of when these additional payments will actually be made is uncertain as these payments are contingent upon the completion of future activities.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2023 and 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and marketable securities. As of December 31, 2023, our cash equivalents and marketable securities consisted of money market funds, US treasury securities, US government agency securities, corporate debt securities and commercial paper. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of US interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from geopolitical and economic events. Due to the nature of our cash equivalents and marketable securities, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

Foreign currency exchange risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, these fluctuations have not been significant and we have not had a formal hedging program with respect to foreign currency. We believe an immediate hypothetical 10% change in exchange rates would not have had a material effect on our results of operations during the periods presented.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report and Attestation Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year (Definitive Proxy Statement), under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.erasca.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of Sarbanes-Oxley and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Erasca, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California
March 27, 2024

Erasca, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$93,075	$284,217
Short-term marketable securities	219,275	151,403
Prepaid expenses and other current assets	8,326	8,876
Total current assets	320,676	444,496
Long-term marketable securities	9,642	—
Property and equipment, net	22,327	24,815
Operating lease assets	37,861	40,418
Restricted cash	408	408
Other assets	4,383	4,772
Total assets	$395,297	$514,909
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,000	$23,049
Accrued expenses and other current liabilities	20,186	24,336
Operating lease liabilities	3,970	1,305
Total current liabilities	26,156	48,690
Operating lease liabilities, net of current portion	51,889	53,793
Other liabilities	566	573
Total liabilities	78,611	103,056
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2023 and 2022; 151,462,103 and 150,448,363 shares issued at December 31, 2023 and 2022, respectively; 151,090,227 and 149,333,258 shares outstanding at December 31, 2023 and 2022, respectively	15	15
Additional paid-in capital	922,607	893,850
Accumulated other comprehensive income (loss)	77	(1,041)
Accumulated deficit	(606,013)	(480,971)
Total stockholders' equity	316,686	411,853
Total liabilities and stockholders' equity	$395,297	$514,909

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$103,821	$112,457
In-process research and development	—	102,000
General and administrative	37,704	32,993
Total operating expenses	141,525	247,450
Loss from operations	(141,525)	(247,450)
Other income (expense)
Interest income	16,712	4,902
Other expense, net	(229)	(257)
Total other income (expense), net	16,483	4,645
Net loss	$(125,042)	$(242,805)
Net loss per share, basic and diluted	$(0.83)	$(1.99)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	150,184,994	122,024,848
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	1,118	(879)
Comprehensive loss	$(123,924)	$(243,684)

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	121,382,547	$12	$694,844	$(162)	$(238,166)	$456,528
Issuance of common stock in underwritten offering, net of $5,117 in discounts and offering costs	15,384,616	2	94,881	—	—	94,883
Issuance of common stock in connection with license agreement	12,307,692	1	79,999	—	—	80,000
Exercise of stock options	1,177,571	—	2,004	—	—	2,004
Issuance of common stock under the Employee Stock Purchase Plan	202,882	—	820	—	—	820
Vesting of early exercised stock options	—	—	1,193	—	—	1,193
Repurchases of restricted stock	(6,945)	—	—	—	—	—
Stock-based compensation expense	—	—	20,109	—	—	20,109
Net loss	—	—	—	—	(242,805)	(242,805)
Unrealized loss on marketable securities, net	—	—	—	(879)	—	(879)
Balance at December 31, 2022	150,448,363	$15	$893,850	$(1,041)	$(480,971)	$411,853
Exercise of stock options	624,807	—	505	—	—	505
Issuance of common stock under the Employee Stock Purchase Plan	388,933	—	790	—	—	790
Vesting of early exercised stock options	—	—	1,231	—	—	1,231
Stock-based compensation expense	—	—	26,231	—	—	26,231
Net loss	—	—	—	—	(125,042)	(125,042)
Unrealized gain on marketable securities, net	—	—	—	1,118	—	1,118
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(125,042)	$(242,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,732	2,641
Stock-based compensation expense	26,231	20,109
In-process research and development expenses	—	102,000
Accretion on marketable securities, net	(6,951)	(994)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	939	(3,612)
Accounts payable	(886)	676
Accrued expenses and other current and long-term liabilities	(2,301)	5,018
Operating lease assets and liabilities, net	3,061	13,703
Net cash used in operating activities	(101,217)	(103,264)

Cash flows from investing activities:
Purchases of marketable securities	(314,390)	(132,330)
Maturities of marketable securities	244,945	79,800
In-process research and development	(20,000)	(2,000)
Payment made for investment in equity securities	—	(2,000)
Purchases of property and equipment, net	(1,775)	(14,551)
Net cash used in investing activities	(91,220)	(71,081)

Cash flows from financing activities:
Proceeds from the issuance of common stock in underwritten offering, net of discounts and offering costs	—	95,251
Proceeds from the exercise of stock options	505	2,004
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	790	820
Net cash provided by financing activities	1,295	98,075

Net decrease in cash, cash equivalents and restricted cash	(191,142)	(76,270)
Cash, cash equivalents and restricted cash at beginning of the period	284,625	360,895
Cash, cash equivalents and restricted cash at end of the period	$93,483	$284,625

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with license agreement	$—	$80,000
Amounts accrued for in-process research and development	$—	$20,000
Amounts accrued for purchases of property and equipment	$13	$800
Amounts accrued for offering costs	$—	$368
Vesting of early exercised options	$1,231	$1,193
Operating lease assets obtained in exchange for lease obligation	$—	$22,704
Reduction in operating lease assets due to lease amendment	$—	$3,361

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for RAS/MAPK pathway-driven cancers. The Company has assembled a wholly-owned or controlled RAS/MAPK pathway-focused pipeline which is focused on modality-agnostic programs aligned with its three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of December 31, 2023, the Company had $312.4 million in cash, cash equivalents, and short-term marketable securities, and $9.6 million in long-term marketable securities. As of December 31, 2023, the Company had an accumulated deficit of $606.0 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through December 31, 2023, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO) and underwritten offering (2022 Offering).

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of December 31, 2023 will be sufficient for the Company to fund operations for at least one year from the issuance date of these consolidated financial statements.

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

Note 2. Summary of significant accounting policies

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Accounting estimates and management judgments reflected in the consolidated financial statements include, but are not limited to, the accrual of research and development expenses, stock-based compensation expense, and the incremental borrowing rate for determining the operating lease asset and liability. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company had deposited cash of $408,000 as of December 31, 2023 and 2022 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$93,075	$284,217
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$93,483	$284,625

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

Through its wholly-owned subsidiary, Erasca Ventures, the Company has also invested in equity securities of a company whose securities are not publicly traded and whose fair value is not readily available (see Notes 3 and 17). This investment is recorded using cost minus impairment, plus or minus changes in its estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities without readily determinable fair values are assessed for potential impairment on a quarterly basis based on qualitative factors. This investment is included in other assets in the Company's consolidated balance sheets.

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2023 and 2022.

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

The Company’s operating lease assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable lease payments are recognized in the period in which the obligations for those payments are incurred. In addition, the Company elected the practical expedient such that it does not recognize lease assets or lease liabilities for leases with a term of 12 months or less for all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company's real estate leases include tenant improvement allowances, which are recognized as lease incentives and amortized on a straight-line basis over the lease term as an offset to rent expense.

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

In-process research and development expense

The Company has acquired rights as part of asset acquisitions or in-licenses to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product candidate, as well as pre-commercial milestone payments, are immediately expensed as in-process research and development (IPR&D) in the period in which they are incurred, provided that the new product candidate did not also include processes or activities that would constitute a “business” as defined under US GAAP, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is probable and estimable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of December 31, 2023, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses and tax credits.

Comprehensive income (loss)

The Company reports all components of comprehensive income (loss), including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities. Other comprehensive income (loss) includes unrealized gains and losses on marketable securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net loss per share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock, shares purchasable under the ESPP and common stock subject to repurchase related to options early exercised are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the shares issued upon the early exercise of stock options subject to repurchase are considered to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently adopted accounting pronouncements

There were no accounting pronouncements adopted by the Company during the year ended December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. Retrospective application to all prior periods presented in the financial statements is required. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for the Company in its annual period beginning after December 15, 2025 and early adoption is permitted. The standard allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and related disclosures.

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of December 31, 2023 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	December 31,	for identical	observable	inputs
	2023	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$83,101	$83,101	$—	$—
US treasury securities(2)	93,303	93,303	—	—
US government agency securities(2)	26,824	—	26,824	—
Corporate debt securities(2)	10,734	—	10,734	—
Commercial paper(2)	88,414	—	88,414	—
US treasury securities(3)	9,642	9,642	—	—
Total fair value of assets	$312,018	$186,046	$125,972	$—

(1)
Included as cash and cash equivalents on the consolidated balance sheets.
(2)
Included as short-term marketable securities on the consolidated balance sheets.
(3)
Included as long-term marketable securities on the consolidated balance sheets.

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
(2)
Included as short-term marketable securities on the consolidated balance sheets.

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of December 31, 2023 and 2022, the Company held a $2.0 million equity investment in Affini-T Therapeutics, Inc. (Affini-T) at cost. No adjustments have been made to the value of the Company’s investment in Affini-T since its initial measurement either due to impairment or based on observable price changes. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, commercial paper, and supranational debt securities, and long-term marketable securities consist of US treasury securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, and bid and/or offers.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$93,377	$74	$(148)	$93,303
US government agency securities	1 or less	26,783	45	(4)	26,824
Corporate debt securities	1 or less	10,719	15	—	10,734
Commercial paper	1 or less	88,356	68	(10)	88,414
US treasury securities	1-2	9,605	37	—	9,642
Total		$228,840	$239	$(162)	$228,917

	December 31, 2022
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$128,504	$5	$(1,033)	$127,476
US government agency securities	1 or less	1,467	1	—	1,468
Corporate debt securities	1 or less	3,309	—	(8)	3,301
Commercial paper	1 or less	18,519	—	—	18,519
Supranational debt securities	1 or less	645	—	(6)	639
Total		$152,444	$6	$(1,047)	$151,403

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of December 31, 2023 and 2022, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$74,912	$(148)	$—	$—	$74,912	$(148)
US government agency securities	6,950	(4)	—	—	6,950	(4)
Corporate debt securities	748	—	—	—	748	—
Commercial paper	22,944	(10)	—	—	22,944	(10)
Total	$105,554	$(162)	$—	$—	$105,554	$(162)

	December 31, 2022
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$60,652	$(129)	$44,048	$(904)	$104,700	$(1,033)
Corporate debt securities	2,560	(8)	—	—	2,560	(8)
Supranational debt securities	639	(6)	—	—	639	(6)
Total	$63,851	$(143)	$44,048	$(904)	$107,899	$(1,047)

As of December 31, 2023, there were 22 available-for-sale securities with an estimated fair value of $105.6 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2022, there were 35 available-for-sale securities with an estimated fair value of $107.9 million in gross unrealized loss positions, of which 10 available-for-sale securities with an estimated fair value of $44.0 million were in an unrealized loss position for more than 12 months.

As of December 31, 2023 and 2022, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and interest rate increases. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $1.1 million and $748,000 as of December 31, 2023 and 2022, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Laboratory equipment	$5,620	$4,815
Furniture and fixtures	4,099	4,104
Leasehold improvements	18,173	17,837
Computer equipment and software	1,667	1,559
Property and equipment	29,559	28,315
Less accumulated depreciation and amortization	(7,232)	(3,500)
Property and equipment, net	$22,327	$24,815

Depreciation and amortization expense related to property and equipment was $3.7 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued research and development expenses	$8,803	$11,523
Accrued compensation	10,311	9,395
Unvested early exercised stock option liability	464	1,690
Accrued professional services	435	873
Accrued property and equipment	13	638
Other accruals	160	217
Total	$20,186	$24,336

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company’s IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, in 2021, the Company made an upfront payment of $2.0 million and issued to ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of equity of $1.7 million. No IPR&D expense was recorded during the years ended December 31, 2023 and 2022.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. The Company recorded $0 and $100.0 million in IPR&D expense during the years ended December 31, 2023 and 2022, respectively, in connection with the Novartis Agreement. As of December 31, 2023 and 2022, the Company had recorded $0 and $20.0 million in accounts payable on the consolidated balance sheets related to the upfront cash payment, respectively. As of December 31, 2023 and 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million, of which $2.0 million was paid in March 2022, and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. The Company recorded IPR&D expense of $2.0 million in connection with a development milestone payment made during the year ended December 31, 2022. No IPR&D expense was recorded during the year ended December 31, 2023. As of December 31, 2023 and 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

LifeArc

In April 2020, the Company entered into a license agreement with LifeArc (the LifeArc Agreement) under which the Company was granted an exclusive, worldwide license to certain materials, know-how, and intellectual property rights owned or controlled by LifeArc to develop, manufacture, use, and commercialize certain ULK inhibitors for all applications.

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made in 2020. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Additionally, the Company was obligated to pay tiered sublicensing fees, with the first two tiers in the low-to-mid teen percentages and the third tier at 30%, on certain fees the Company received from any sublicense that the Company granted, depending on the stage of development of a licensed product when such sublicense was granted. Prior to the execution of the amendment, the Company was obligated to make a cash payment to the Regents in the event of the Company’s initial public offering, a change of control transaction or a reverse merger (the Corporate Milestone). In the amendment, the amount of the cash payment payable upon the Company’s achievement of a Corporate Milestone was reduced and the Company agreed to issue the Regents 944,945 shares of the Company’s common stock, which issuance was not contingent upon the achievement of a Corporate Milestone and occurred in May 2021. In August 2021, following the achievement of the Corporate Milestone, the Company made a cash payment to the Regents in the amount of $1.7 million. No IPR&D expense was recorded during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, no milestones are accrued as the underlying contingencies are not probable or estimable.

On August 7, 2023, the Company sent a notice of termination to the Regents with respect to the UCSF Agreement. The termination of the UCSF Agreement, including termination of the exclusive license granted to the Company under the UCSF Agreement, was effective as of October 6, 2023.

Note 9. Stockholders’ equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2023, no dividends had been declared.

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of the Company's common stock sold under the Sale Agreement as of December 31, 2023.

In December 2022, the Company completed the 2022 Offering in which the Company issued and sold 15,384,616 shares of its common stock at a price to the public of $6.50 per share. Proceeds from the offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

Shares of common stock subject to repurchase

During 2018, the Company issued 1,458,332 shares of restricted stock for cash at a price of $0.0001 per share. The restricted stock vests 25% one year from the vesting commencement date and monthly thereafter over a three-year period and is subject to repurchase by the Company in the event of any voluntary or involuntary termination of services to the Company prior to vesting. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As of December 31, 2023 and 2022, no shares of common stock were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial for all periods presented. For the years ended December 31, 2023 and 2022, zero and 212,674 shares vested, respectively.

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of December 31, 2023, there were 15,342,797 stock-based awards available for future grant under the 2021 Plan.

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

Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option shall be determined by the Company’s board of directors based on the estimated fair value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term that exceeds five years. Early exercise was permitted for certain grants under the 2018 Plan.

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2022	17,393,396	$5.84	8.20	$18,295
Granted	12,038,837	3.67
Exercised	(624,807)	0.81
Canceled	(3,836,469)	5.44
Outstanding at December 31, 2023	24,970,957	$4.98	8.12	$4,412
Options exercisable at December 31, 2023	11,270,914	$4.83	7.40	$4,017

The weighted-average grant date fair value of options granted for the years ended December 31, 2023 and 2022 was $2.70 and $7.43, respectively. As of December 31, 2023, the unrecognized compensation cost related to unvested stock option grants was $50.4 million and is expected to be recognized as expense over approximately 2.43 years. The intrinsic value of the options exercised for the years ended December 31, 2023 and 2022 was $1.2 million and $7.8 million, respectively.

Prior to the Company's IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2023 and 2022, there were 371,876 shares and 1,115,105 shares subject to repurchase by the Company, respectively. As of December 31, 2023 and 2022, the Company recorded $464,000 and $1.7 million of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.46%-4.73%	1.46%-4.23%
Expected volatility	82.01%-85.81%	83.91%-87.11%
Expected term (in years)	5.50-6.08	5.50-6.08
Expected dividend yield	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $1.5 million and $1.1 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the unrecognized compensation cost related to the ESPP was $1.9 million and is expected to be recognized as expense over approximately 1.94 years. As of December 31, 2023 and 2022, $46,000 and $74,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company issued and sold 388,933 and 202,882 shares under the ESPP during the years ended December 31, 2023 and 2022, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

Year Ended December 31,
	2023	2022
Risk-free interest rate	4.43%-5.36%	2.24%-4.68%
Expected volatility	70.00%-82.79%	73.05%-87.89%
Expected term (in years)	0.49-1.99	0.50-1.99
Expected dividend yield	--%	--%

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$13,972	$11,620
General and administrative	12,259	8,489
Total	$26,231	$20,109

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Stock options issued and outstanding	24,970,957	17,393,396
Awards available for future grant	15,342,797	16,022,747
Shares available for purchase under the ESPP	2,080,681	965,131
Total	42,394,435	34,381,274

Note 11. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Total lease costs were approximately $11.4 million and $7.7 million, including operating lease costs of $7.7 million and $5.8 million, variable lease costs of $3.7 million and $1.8 million, and short-term lease costs of $0 and $86,000 during the years ended December 31, 2023 and 2022, respectively. The Company paid $6.9 million and $1.2 million in cash for operating leases that were included in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2023 and 2022, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 8.29 years and 8.95% at December 31, 2023, respectively. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 9.26 years and 8.96% at December 31, 2022, respectively. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In September 2020, the Company entered into a lease agreement for 59,407 square feet of laboratory and office space in San Diego, California, which represented a portion of a new facility that was under construction and which was subsequently amended in March 2021 to expand the rented premises by 18,421 square feet (the 2020 Lease). The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. In April 2022, the 2020 Lease was modified to amend the rent commencement date from February 2022 to May 2022. The 2020 Lease, as amended, has a term of 10.75 years and includes aggregate monthly payments to the lessor of approximately $51.6 million beginning in May 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $16.8 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The 2020 Lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $2.5 million. The termination option has not been included in the Company's operating lease assets and liabilities. As discussed in Note 2, the Company provided a letter of credit to the lessor for $408,000, which expires July 29, 2032.

In December 2021, the Company entered into a lease agreement for 29,542 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then-current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The renewal option has not been included in the Company's operating lease assets and liabilities. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. In February 2022, the expected project costs exceeded the tenant improvement allowances by $5.1 million, which was paid directly to the landlord by the Company and was recorded as prepaid rent in the consolidated balance sheets and as a cash outflow from operating activities in the consolidated statements of cash flows. Upon lease commencement, the $5.1 million of prepaid rent was included in the operating lease asset. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the consolidated balance sheets.

Future minimum lease payments under the operating leases with initial lease terms in excess of one year as of December 31, 2023 are as follows (in thousands):

Year ending December 31,
2024	$8,752
2025	9,024
2026	9,170
2027	9,199
2028	9,277
Thereafter	35,098
Total lease payments	$80,520
Less: Amount representing interest	(24,661)
Operating lease liabilities	$55,859

Note 12. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the years ended December 31, 2023 and 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$59,326	$52,470
Intangible assets	25,274	36,195
Capitalized research and development costs	35,711	21,004
Operating lease liabilities	11,767	15,451
Research and development credits	14,956	9,853
Contribution of common stock	3,262	4,907
Stock-based compensation	4,007	3,961
Other, net	2,016	3,455
Total deferred tax assets	156,319	147,296
Deferred tax liabilities:
Property and equipment	(4,511)	(5,809)
Operating lease assets	(7,975)	(11,334)
Total deferred tax liabilities	(12,486)	(17,143)
Valuation allowance	(143,833)	(130,153)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $143.8 million as of December 31, 2023, as it does not believe it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by $13.7 million during the year ended December 31, 2023.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(9.8)	7.6
Change in valuation allowance	(11.1)	(30.3)
Other permanent differences	(1.6)	(0.3)
Research and development credits	5.0	2.9
State net operating loss	(0.4)	(0.1)
Other	(3.1)	(0.8)
Effective income tax rate	—%	—%

At December 31, 2023, the Company had federal, California, and other state net operating loss (NOL) carryforwards of $200.9 million, $243.1 million, and $2.5 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, the California NOL carryforwards begin to expire in 2038, and the other state NOL carryforwards begin to expire in 2035.

At December 31, 2023, the Company also had federal, California, and Massachusetts research tax credit carryforwards of approximately $12.1 million, $7.1 million, and $554,000, respectively. The federal research tax credit carryforwards begin to expire in 2038, the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized, and the Massachusetts research tax credit carryforwards begin to expire in 2036.

At December 31, 2023, the Company also had federal orphan drug credit carryforwards of approximately $535,000. The federal orphan drug credit carryforwards begin to expire in 2043.

At December 31, 2023, the Company also had federal and California charitable contribution carryforwards of $15.5 million. The charitable contribution carryforwards begin to expire in 2024.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2023 and 2022, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2023	2022
Balance at the beginning of the year	$2,725	$1,182
Increase related to prior year positions	99	—
Increase related to current year positions	1,272	1,543
Balance at the end of the year	$4,096	$2,725

Included in the balance of unrecognized tax benefits as of December 31, 2023 is $3.8 million that, if recognized, would reduce the Company’s annual effective tax rate, subject to valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company has filed income tax returns in Australia, the United States, California, and various other state jurisdictions. The Company is not currently under examination in any of these jurisdictions, and all of the Company’s tax years remain effectively open in all jurisdictions to examination due to net operating loss carryforwards. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2023 and 2022, the Company has not recognized any interest or penalties related to income taxes.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(125,042)	$(242,805)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	150,184,994	122,024,848
Net loss per share, basic and diluted	$(0.83)	$(1.99)

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

	December 31,	December 31,
	2023	2022
Options to purchase common stock	24,970,957	17,393,396
Options early exercised subject to future vesting	371,876	1,115,105
Estimated shares purchasable under the ESPP	1,301,205	803,767
Total potentially dilutive shares	26,644,038	19,312,268

Note 15. Retirement plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the US Internal Revenue Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company provides a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2023 and 2022, the Company incurred $958,000 and $858,000 in expenses related to the safe harbor contribution, respectively.

Note 16. CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act provided for a refundable employee retention credit, which can be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act, which includes several provisions previously enacted under the CARES Act, such as measures that extended and expanded the employee retention credit through December 31, 2021. However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which terminated the employee retention credit for wages paid in the fourth calendar quarter of 2021 for employers that are not recovery startup businesses.

Pursuant to the employee retention credit, eligible employers could receive a 50% or 70% credit on qualified wages against their employment taxes each quarter during the eligible periods in 2020 and 2021, respectively, with any excess credits eligible for refunds. During the year ended December 31, 2022, the Company recorded an employee retention credit of $2.2 million upon completion of an analysis providing reasonable assurance that the Company met the conditions set forth in the CARES Act and it was reasonably assured that the Company would receive the employee retention credit. The employee retention credit is recorded in research and development expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified.

Note 17. Related party transactions

Affini-T Therapeutics, Inc.

The Company holds a $2.0 million equity investment in Affini-T. One of the Company’s board members is also a member of the board of Affini-T.

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as funding research, patient advocacy, patient support and education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer and chief business officer, and general counsel are also officers of the Erasca Foundation. In April 2023, the Company loaned the Erasca Foundation $125,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. In December 2023, the Erasca Foundation repaid the note. As of December 31, 2023 and 2022, no amounts were recorded related to the non-interest bearing promissory note in the consolidated balance sheets.

Note 18. Subsequent events

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 10,000 square feet of office space with a sublease term of three years which includes an option for the subtenant to renew for an additional year and an early termination clause.

In January and February 2024, the Company granted options to purchase an aggregate of 9,827,650 shares of its common stock to employees and board members at a weighted-average exercise price of $1.71 per share.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
4.3	Description of Securities	10-K	3/24/2022	4.3
10.1#	Erasca, Inc. 2021 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	7/12/2021	10.2
10.2#	Erasca, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/12/2021	10.3
10.3#	Erasca, Inc. Severance and Change in Control Severance Plan and Summary Plan Description	S-1/A	7/12/2021	10.4
10.4#	Employment Letter Agreement, dated August 18, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.9
10.5#	Scientific Advisory Board Agreement, dated August 15, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.10
10.6#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Jonathan E. Lim, M.D. and the Registrant	S-1/A	7/12/2021	10.13
10.7#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between David M. Chacko, M.D. and the Registrant	S-1/A	7/12/2021	10.14
10.8#	Amended and Restated Employment Letter Agreement, dated April 10, 2023, by and between Shannon R. Morris, M.D., Ph.D. and the Registrant	10-Q	8/10/2023	10.1
10.9#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Ebun S. Garner and the Registrant	S-1/A	7/12/2021	10.16
10.10#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/12/2021	10.17
10.11†	Lease Agreement, dated September 29, 2020 by and between ARE-SD Region No. 23, LLC and the Registrant, as amended	10-Q	5/12/2022	10.2
10.12†	License Agreement, dated February 18, 2020, by and between NiKang Therapeutics, Inc. and the Registrant	S-1	6/25/2021	10.21
10.13†	Exclusive License Agreement, dated March 12, 2020, by and between Katmai Pharmaceuticals, Inc. and the Registrant	10-K	3/24/2022	10.16
10.14†	Agreement and Plan of Merger, dated November 23, 2020, by and among the Registrant and its wholly-owned subsidiaries, ASN Product Development, Inc. and Asana BioSciences, LLC	S-1	6/25/2021	10.24
10.15†	Amended and Restated License Agreement, dated November 23, 2020, by and among the Registrant’s wholly-owned subsidiaries, ASN Product Development, Inc. and Asana BioSciences, LLC	S-1	6/25/2021	10.25
10.16	Open Market Sale Agreement, dated August 11, 2022, by and between Jefferies LLC and the Registrant	S-3	8/11/2022	1.2

10.17†	Exclusive License Agreement, dated December 9, 2022 by and between Novartis Pharma AG and the Registrant	10-K	3/23/2023	10.20
10.18#	Erasca, Inc. Non-Employee Director Compensation Program				X
23.1	Consent of KPMG LLP, independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97	Erasca, Inc. Policy for Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: March 27, 2024	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan E. Lim	Chairman, Chief Executive Officer and Co-Founder	March 27, 2024
Jonathan E. Lim, M.D.	(Principal Executive Officer)

/s/ David M. Chacko	Chief Financial Officer and Chief Business Officer	March 27, 2024
David M. Chacko, M.D.	(Principal Financial and Accounting Officer)

/s/ James A. Bristol	Director	March 27, 2024
James A. Bristol, Ph.D.

/s/ Alexander W. Casdin	Director	March 27, 2024
Alexander W. Casdin

/s/ Julie Hambleton	Director	March 27, 2024
Julie Hambleton, M.D.

/s/ Valerie Harding-Start	Director	March 27, 2024
Valerie Harding-Start, Ph.D.

/s/ Pratik S. Multani	Director	March 27, 2024
Pratik S. Multani, M.D.

/s/ Jean I. Liu	Director	March 27, 2024
Jean I. Liu, J.D.

/s/ Michael D. Varney	Director and Chair of Research and Development	March 27, 2024
Michael D. Varney, Ph.D.