Form 10-Q
period 2024-03-31
Erasca, Inc.
filed 2024-05-08
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 173,358,966 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,726	$93,075
Short-term marketable securities	220,959	219,275
Prepaid expenses and other current assets	8,938	8,326
Total current assets	306,623	320,676
Long-term marketable securities	—	9,642
Property and equipment, net	21,358	22,327
Operating lease assets	37,177	37,861
Restricted cash	408	408
Other assets	4,456	4,383
Total assets	$370,022	$395,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,633	$2,000
Accrued expenses and other current liabilities	16,577	20,186
Proceeds from prepayment of private placement	6,907	—
Operating lease liabilities	4,126	3,970
Total current liabilities	30,243	26,156
Operating lease liabilities, net of current portion	50,811	51,889
Other liabilities	559	566
Total liabilities	81,613	78,611
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2024 and December 31, 2023; 151,497,138 and 151,462,103 shares issued at March 31, 2024 and December 31, 2023, respectively; 151,249,219 and 151,090,227 shares outstanding at March 31, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	929,634	922,607
Accumulated other comprehensive (loss) income	(210)	77
Accumulated deficit	(641,030)	(606,013)
Total stockholders' equity	288,409	316,686
Total liabilities and stockholders' equity	$370,022	$395,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$28,574	$27,585
General and administrative	10,277	9,440
Total operating expenses	38,851	37,025
Loss from operations	(38,851)	(37,025)
Other income (expense)
Interest income	3,900	3,877
Other expense, net	(66)	(51)
Total other income (expense), net	3,834	3,826
Net loss	$(35,017)	$(33,199)
Net loss per share, basic and diluted	$(0.23)	$(0.22)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	151,161,741	149,504,216
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	(287)	527
Comprehensive loss	$(35,304)	$(32,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686
Exercise of stock options	35,035	—	24	—	—	24
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	6,848	—	—	6,848
Net loss	—	—	—	—	(35,017)	(35,017)
Unrealized loss on marketable securities, net	—	—	—	(287)	—	(287)
Balance at March 31, 2024	151,497,138	$15	$929,634	$(210)	$(641,030)	$288,409

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	150,448,363	$15	$893,850	$(1,041)	$(480,971)	$411,853
Exercise of stock options	199,344	—	183	—	—	183
Vesting of early exercised stock options	—	—	243	—	—	243
Stock-based compensation expense	—	—	6,845	—	—	6,845
Net loss	—	—	—	—	(33,199)	(33,199)
Unrealized gain on marketable securities, net	—	—	—	527	—	527
Balance at March 31, 2023	150,647,707	$15	$901,121	$(514)	$(514,170)	$386,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,017)	$(33,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	894
Stock-based compensation expense	6,848	6,845
Accretion on marketable securities, net	(2,342)	(975)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(507)	670
Accounts payable	633	446
Accrued expenses and other current and long-term liabilities	(3,626)	(4,363)
Operating lease assets and liabilities, net	(238)	3,324
Net cash used in operating activities	(33,251)	(26,358)

Cash flows from investing activities:
Purchases of marketable securities	(43,987)	(24,280)
Maturities of marketable securities	54,000	60,200
In-process research and development	—	(20,000)
Purchases of property and equipment	(42)	(1,206)
Net cash provided by investing activities	9,971	14,714

Cash flows from financing activities:
Proceeds from prepayment of private placement	6,907	—
Proceeds from the exercise of stock options	24	183
Net cash provided by financing activities	6,931	183

Net decrease in cash, cash equivalents and restricted cash	(16,349)	(11,461)
Cash, cash equivalents and restricted cash at beginning of the period	93,483	284,625
Cash, cash equivalents and restricted cash at end of the period	$77,134	$273,164

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for purchases of property and equipment	$—	$38
Amounts accrued for offering costs	$178	$—
Vesting of early exercised options	$155	$243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for RAS/MAPK pathway-driven cancers. The Company has assembled a wholly-owned or controlled RAS/MAPK pathway-focused pipeline comprising modality-agnostic programs aligned with its three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of March 31, 2024, the Company had $297.7 million in cash, cash equivalents, and short-term marketable securities. As of March 31, 2024, the Company had an accumulated deficit of $641.0 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through March 31, 2024, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO) and underwritten offering (2022 Offering).

The Company expects to use its cash, cash equivalents, and short-term marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and short-term marketable securities as of March 31, 2024, plus the net proceeds received in April 2024 from the Company's private placement, which closed on April 2, 2024, will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

2024 Private Placement

In March 2024, the Company entered into a stock purchase agreement with the purchasers named therein for the private placement of 21,844,660 shares of its common stock at a price of $2.06 per share (the 2024 Private Placement). On April 2, 2024, the 2024 Private Placement closed and the net proceeds were $43.7 million, after deducting placement agent fees and estimated expenses of approximately $1.3 million. The Company received $6.9 million of the proceeds in March 2024 prior to the closing of the 2024 Private Placement, which is recorded in cash and cash equivalents and as a liability in proceeds from prepayment of private placement on the condensed consolidated balance sheets.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of March 31, 2024 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market funds and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company had deposited cash of $408,000 as of March 31, 2024 and December 31, 2023 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$76,726	$272,756
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$77,134	$273,164

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of March 31, 2024 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	March 31,	for identical	observable	inputs
	2024	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$58,324	$58,324	$—	$—
Commercial paper(1)	1,492	—	1,492	—
US treasury securities(2)	73,644	73,644	—	—
US government agency securities(2)	23,856	—	23,856	—
Corporate debt securities(2)	22,926	—	22,926	—
Commercial paper(2)	100,533	—	100,533	—
Total fair value of assets	$280,775	$131,968	$148,807	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and proceeds from prepayment of private placement, approximate fair value due to their short maturities. As of March 31, 2024 and December 31, 2023, the Company held a $2.0 million equity investment in Affini-T Therapeutics, Inc. (Affini-T) at cost. No adjustments have been made to the value of the Company’s investment in Affini-T since its initial measurement either due to impairment or based on observable price changes. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds and commercial paper, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities and commercial paper, and long-term marketable securities consist of US treasury securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, and bid and/or offers.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$73,753	$8	$(117)	$73,644
US government agency securities	1 or less	23,859	11	(14)	23,856
Corporate debt securities	1 or less	22,967	—	(41)	22,926
Commercial paper	1 or less	100,590	16	(73)	100,533
Total		$221,169	$35	$(245)	$220,959

	December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$93,377	$74	$(148)	$93,303
US government agency securities	1 or less	26,783	45	(4)	26,824
Corporate debt securities	1 or less	10,719	15	—	10,734
Commercial paper	1 or less	88,356	68	(10)	88,414
US treasury securities	1-2	9,605	37	—	9,642
Total		$228,840	$239	$(162)	$228,917

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$55,139	$(117)	$—	$—	$55,139	$(117)
US government agency securities	18,845	(14)	—	—	18,845	(14)
Corporate debt securities	22,926	(41)	—	—	22,926	(41)
Commercial paper	65,574	(73)	—	—	65,574	(73)
Total	$162,484	$(245)	$—	$—	$162,484	$(245)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$74,912	$(148)	$—	$—	$74,912	$(148)
US government agency securities	6,950	(4)	—	—	6,950	(4)
Corporate debt securities	748	—	—	—	748	—
Commercial paper	22,944	(10)	—	—	22,944	(10)
Total	$105,554	$(162)	$—	$—	$105,554	$(162)

As of March 31, 2024, there were 28 available-for-sale securities with an estimated fair value of $162.5 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2023, there were 22 available-for-sale securities with an estimated fair value of $105.6 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months.

As of March 31, 2024 and December 31, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and interest rate increases. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $871,000 and $1.1 million as of March 31, 2024 and December 31, 2023, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$5,621	$5,620
Furniture and fixtures	4,099	4,099
Leasehold improvements	18,173	18,173
Computer equipment and software	1,695	1,667
Property and equipment	29,588	29,559
Less accumulated depreciation and amortization	(8,230)	(7,232)
Property and equipment, net	$21,358	$22,327

Depreciation and amortization expense related to property and equipment was $998,000 and $894,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development expenses	$9,247	$8,803
Accrued compensation	6,095	10,311
Unvested early exercised stock option liability	309	464
Accrued professional services	626	435
Accrued offering costs	178	—
Accrued property and equipment	—	13
Other accruals	122	160
Total	$16,577	$20,186

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company's IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Emerge Life Sciences, Pte. Ltd.

In March 2021, the Company entered into an asset purchase agreement (ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein it purchased all rights, title, and interest (including all patent and other intellectual property rights) to EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3 (the Antibodies). Under the terms of the ELS Purchase Agreement, in 2021, the Company made an upfront payment of $2.0 million and issued to ELS 500,000 shares of the Company’s common stock at a value of $3.36 per share or a total fair value of equity of $1.7 million. No IPR&D expense was recorded during the three months ended March 31, 2024 and 2023.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million, of which $2.0 million was paid in March 2022, and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. No IPR&D expense was recorded during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no milestones are accrued as the underlying contingencies are not probable or estimable.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no milestones are accrued as the underlying contingencies are not probable or estimable.

LifeArc

In April 2020, the Company entered into a license agreement with LifeArc (the LifeArc Agreement) under which the Company was granted an exclusive, worldwide license to certain materials, know-how, and intellectual property rights owned or controlled by LifeArc to develop, manufacture, use, and commercialize certain ULK inhibitors for all applications.

Under the LifeArc Agreement, the Company was granted the license at no upfront cost and a period of three months after the effective date to conduct experiments on LifeArc’s compounds. Upon completion of this initial testing period, the Company had the option to continue the license and make a one-time license payment of $75,000 to LifeArc, which payment was subsequently made in 2020. The Company is obligated to make future development milestone payments for a licensed product of up to $11.0 million and sales milestone payments of up to $50.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, no milestones are accrued as the underlying contingencies are not probable or estimable.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of March 31, 2024, there were 13,204,701 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2023	24,970,957	$4.98	8.12	$4,412
Granted	9,827,650	1.71
Exercised	(35,035)	0.69
Canceled	(116,449)	4.89
Outstanding at March 31, 2024	34,647,123	$4.06	8.44	$7,532
Options exercisable at March 31, 2024	12,850,952	$4.83	7.32	$3,916

The weighted-average grant date fair value of options granted for the three months ended March 31, 2024 and 2023 was $1.25 and $2.94, respectively. As of March 31, 2024, the unrecognized compensation cost related to unvested stock option grants was $55.9 million and is expected to be recognized as expense over approximately 2.75 years. The intrinsic value of the options exercised for the three months ended March 31, 2024 and 2023 was $47,000 and $517,000, respectively.

Prior to the Company's IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2024 and December 31, 2023, there were 247,919 shares and 371,876 shares subject to repurchase by the Company, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded $309,000 and $464,000 of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.84%-4.15%	3.46%-4.22%
Expected volatility	83.35%-83.91%	85.52%-85.81%
Expected term (in years)	5.28-6.01	6.02-6.07
Expected dividend yield	--%	--%

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company's 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $342,000 and $707,000 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unrecognized compensation cost related to the ESPP was $1.5 million and is expected to be recognized as expense over approximately 1.69 years. As of March 31, 2024 and December 31, 2023, $317,000 and $46,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. No shares were issued and sold under the ESPP during the three months ended March 31, 2024 and 2023.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,484	$3,880
General and administrative	3,364	2,965
Total	$6,848	$6,845

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Stock options issued and outstanding	34,647,123	24,970,957
Awards available for future grant	13,204,701	15,342,797
Shares available for purchase under the ESPP	2,080,681	2,080,681
Total	49,932,505	42,394,435

Note 10. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancelable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Total lease costs were approximately $2.7 million and $3.1 million, including operating lease costs of $1.9 million and $1.9 million, variable lease costs of $916,000 and $1.2 million, and sublease income of $84,000 and $0, during the three months ended March 31, 2024 and 2023, respectively. The Company paid $2.1 million and $863,000 in cash for operating leases, net of sublease income, that were included in the operating activities section of the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 8.05 years and 8.96%, respectively, at March 31, 2024. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 8.29 years and 8.95%, respectively, at December 31, 2023. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 10,000 square feet of office space with a sublease term of three years which includes an option for the subtenant to renew for an additional year and an early termination clause. The Company determined the sublease to be an operating lease. Therefore, the Company will recognize sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to operating lease costs because the sublease is outside of the Company's normal business operations. The Company will continue to account for the operating lease asset and related liability of the original lease as it did prior to the commencement of the sublease. The Company recorded a reduction to operating lease costs of $84,000 related to income from this sublease during the three months ended March 31, 2024.

Future minimum lease payments under the operating leases with initial lease terms in excess of one year as of March 31, 2024 are as follows (in thousands):

Year ending December 31,
2024 (remaining nine months)	$6,602
2025	9,024
2026	9,170
2027	9,199
2028	9,277
Thereafter	35,098
Total lease payments	$78,370
Less: Amount representing interest	(23,433)
Operating lease liabilities	$54,937

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three months ended March 31, 2024 and 2023. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three months ended March 31, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(35,017)	$(33,199)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	151,161,741	149,504,216
Net loss per share, basic and diluted	$(0.23)	$(0.22)

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

	March 31,	March 31,
	2024	2023
Options to purchase common stock	34,647,123	25,892,271
Options early exercised subject to future vesting	247,919	948,179
Estimated shares purchasable under the ESPP	1,301,205	755,809
Total potentially dilutive shares	36,196,247	27,596,259

Note 14. Related party transactions

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as funding research, patient advocacy, patient support and education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer and chief business officer, and general counsel are also officers of the Erasca Foundation. In April 2024, the Company donated $125,000 to the Erasca Foundation.

Affini-T Therapeutics, Inc.

The Company holds a $2.0 million equity investment in Affini-T. One of the Company’s board members is also a member of the board of Affini-T.

Note 15. Subsequent event

On April 2, 2024, the Company completed the 2024 Private Placement in which the Company issued and sold 21,844,660 shares of common stock at a price of $2.06 per share. Net proceeds from the 2024 Private Placement, after deducting placement agent fees and estimated expenses, were $43.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for approximately 5.4 million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. We have assembled one of the deepest, wholly-owned or controlled RAS/MAPK pathway-focused pipelines in the industry, which comprises modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

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

Our lead product candidate is naporafenib, for which we plan to initiate a pivotal Phase 3 trial (SEACRAFT-2) in the second quarter of 2024 for patients with NRAS-mutated (NRASm) melanoma. We dosed the first patient in a Phase 1b trial (SEACRAFT-1) in August 2023 for patients with RAS Q61X solid tumors to inform additional clinical development pathways for naporafenib. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma, RAS Q61X solid tumors, and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over

500 patients to date, whereby safety, tolerability, pharmacokinetics (PK), and pharmacodynamics have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib (MEKINIST) for patients with NRASm melanoma, which includes NRAS Q61X melanoma, and preliminary clinical PoC data in combination with trametinib for patients with RAS Q61X NSCLC. In December 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation (NRASm). Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

We are pursuing a broad development strategy for naporafenib, which includes our SEACRAFT trials designed to evaluate naporafenib’s development opportunities in combination with other targeted therapies. We are prioritizing rapid development for naporafenib plus trametinib in the Phase 1b SEACRAFT-1 trial for patients with RAS Q61X solid tumors, which dosed its first patient in August 2023, and in the planned Phase 3 SEACRAFT-2 trial for patients with NRASm melanoma. SEACRAFT-1 is supported by clinical PoC data in patients with NRAS Q61X melanoma and preliminary clinical PoC data in patients with KRAS Q61X NSCLC. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the European Society for Medical Oncology Congress 2022 medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-1 and -2 trials, we have entered into clinical trial collaboration and supply agreements (CTCSAs) with Novartis for its MEK inhibitor, trametinib (MEKINIST). Pursuant to the CTCSAs, we are sponsoring and funding the clinical trials and Novartis is providing its drug to us free of charge.

We anticipate a Phase 1b combination data readout from SEACRAFT-1 between the second and fourth quarters of 2024. We expect to readout randomized dose optimization data from SEACRAFT-2 in 2025.

Our next most-advanced product candidate is ERAS-007 (our oral ERK1/2 inhibitor), which targets the most distal node of the RAS/MAPK pathway. In September 2021, we dosed the first patient in HERKULES-3, a Phase 1b/2 master protocol clinical trial for ERAS-007 in combination with various agents in patients with gastrointestinal (GI) cancers. In connection with our HERKULES-3 trial, we have entered into CTCSAs with Pfizer Inc. for its BRAF inhibitor, encorafenib (BRAFTOVI), Eli Lilly and Company (Lilly) for its EGFR antibody, cetuximab (ERBITUX), and Pierre Fabre for its BRAF inhibitor, encorafenib (BRAFTOVI), in key international territories. Pursuant to all of these CTCSAs, we are sponsoring and funding the clinical trial and the partner is providing its drug to us free of charge.

In May 2023, we announced encouraging preliminary data for the ERAS-007 combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm CRC in a poster presentation that we presented at the American Society of Clinical Oncology Annual Meeting in June 2023.

We anticipate a Phase 1b dose expansion data readout for the HERKULES-3 Phase 1b trial for ERAS-007 plus EC in EC-naïve BRAFm CRC patients in the second quarter of 2024.

Our third clinical program is ERAS-801, a CNS-penetrant EGFR inhibitor. In February 2022, we dosed the first patient in our THUNDERBBOLT-1 Phase 1 clinical trial for ERAS-801 in patients with recurrent glioblastoma (GBM). In May 2023, we announced that the FDA granted FTD to ERAS-801 for the treatment of adult patients with GBM with EGFR gene alterations. In June 2023, we announced that the FDA granted Orphan Drug Designation (ODD) to ERAS-801 for the treatment of patients with malignant glioma, which includes GBM. Provided that the product candidate is approved by the FDA for the orphan-designated disease or condition, ODD entitles a party to the potential for seven years of post-approval marketing exclusivity, subject to certain exemptions, and financial incentives such as tax advantages and user fee waivers. In November 2023, we announced that a maximum tolerated dose (MTD) was identified for ERAS-801.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of March 31, 2024.

In December 2022, we completed the 2022 Offering and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

In March 2024, in connection with the 2024 Private Placement, we entered into a stock purchase agreement with the purchasers named therein for the private placement of 21,844,660 shares of our common stock at a price of $2.06 per share. On April 2, 2024, the 2024 Private Placement closed and the net proceeds were $43.7 million, after deducting placement agent fees and estimated expenses of approximately $1.3 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of March 31, 2024, we have raised a total of $765.4 million to fund our operations, comprised primarily of gross proceeds from our IPO and 2022 Offering and the sale and issuance of convertible preferred stock. In April 2024, we raised an additional $45.0 million in gross proceeds from the 2024 Private Placement. As of March 31, 2024, we had cash, cash equivalents and short-term marketable securities of $297.7 million, which includes $6.9 million of net proceeds from the prepayment of the 2024 Private Placement. The remaining $36.8 million of net proceeds were received in April 2024.

We have incurred significant operating losses since inception. Our net losses were $35.0 million and $33.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $641.0 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and short-term marketable securities as of March 31, 2024, together with the net proceeds received in April 2024 from the 2024 Private Placement which closed on April 2, 2024, will be sufficient to fund our operations into the second half of 2026. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2024.

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs.

For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Naporafenib	$12,970	$4,199
ERAS-007	3,231	7,112
Other clinical programs	3,816	7,907
Other discovery and preclinical programs	8,557	8,367
Total research and development expenses	$28,574	$27,585

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$28,574	$27,585	$989
General and administrative	10,277	9,440	837
Total operating expenses	38,851	37,025	1,826
Loss from operations	(38,851)	(37,025)	(1,826)
Total other income (expense), net	3,834	3,826	8
Net loss	$(35,017)	$(33,199)	$(1,818)

Research and development expenses

Research and development expenses were $28.6 million for the three months ended March 31, 2024 compared to $27.6 million for the three months ended March 31, 2023. The increase of $1.0 million was primarily driven by an increase of $2.4 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, partially offset by a decrease of $1.1 million in outsourced services and consulting fees.

General and administrative expenses

General and administrative expenses were $10.3 million for the three months ended March 31, 2024 compared to $9.4 million for the three months ended March 31, 2023. The increase of $0.8 million was primarily driven by increases of $0.7 million in legal fees and $0.6 million in personnel costs, including stock-based compensation expense, partially offset by a decrease of $0.3 million in insurance costs.

Other income (expense), net

Other income (expense), net was $3.8 million for the three months ended March 31, 2024 and 2023.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. There have been no shares of our common stock sold under the Sale Agreement as of March 31, 2024.

In December 2022, we completed the 2022 Offering and issued 15,384,616 shares of our common stock at a price to the public of $6.50 per share. Proceeds from the 2022 Offering were $94.9 million, net of underwriting discounts and commissions and offering costs of $5.1 million.

In March 2024, in connection with the 2024 Private Placement, the Company entered into a stock purchase agreement with the purchasers named therein for the private placement of 21,844,660 shares of its common stock at a price of $2.06 per share. On April 2, 2024, the 2024 Private Placement closed and the gross proceeds were $45.0 million, before deducting placement agent fees and estimated expenses of approximately $1.3 million. The Company received $6.9 million of the proceeds in March 2024 prior to the close of the 2024 Private Placement.

Future capital requirements

As of March 31, 2024, we had cash, cash equivalents and short-term marketable securities of $297.7 million, which includes $6.9 million of net proceeds from the prepayment of the 2024 Private Placement, which closed on April 2, 2024. The remaining $36.8 million of net proceeds were received in April 2024. Based upon our current operating plans, we believe that our cash, cash equivalents and short-term marketable securities, together with the net proceeds from the 2024 Private Placement, will be sufficient to fund our operations into the second half of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(33,251)	$(26,358)
Investing activities	9,971	14,714
Financing activities	6,931	183
Net decrease in cash, cash equivalents and restricted cash	$(16,349)	$(11,461)

Operating activities

Cash used in operating activities was $33.3 million during the three months ended March 31, 2024, primarily resulting from a net loss of $35.0 million, changes in operating assets and liabilities of $3.7 million and accretion on marketable securities of $2.3 million, partially reduced by stock-based compensation expense of $6.8 million and depreciation and amortization expense of $1.0 million. Net cash used by changes in operating assets and liabilities consisted primarily of a decrease in accrued expenses and other current liabilities of $3.6 million, an increase in prepaid expenses and other current and long-term assets of $0.5 million, and a decrease in operating lease assets and liabilities, net of $0.2 million, offset by an increase in accounts payable of $0.6 million.

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

Investing activities

Net cash provided by investing activities was $10.0 million during the three months ended March 31, 2024 as compared to $14.7 million during the three months ended March 31, 2023. The decrease in cash provided by investing activities of $4.7 million was primarily the result of an increase in purchases of marketable securities of $19.7 million and a decrease in maturities of marketable securities of $6.2 million, partially offset by decreases in in-process research and development of $20.0 million and purchases of property and equipment of $1.2 million.

Financing activities

Net cash provided by financing activities was $6.9 million during the three months ended March 31, 2024 as compared to $0.2 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, we received $6.9 million of proceeds for the prepayment of the 2024 Private Placement which closed in April 2024. During the three months ended March 31, 2023, we received $0.2 million from the exercise of stock options.

Contractual obligations and commitments

As of March 31, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

As of March 31, 2024, we have used all of the proceeds from our IPO for general corporate purposes, including to fund the research and development of naporafenib, ERAS-007, ERAS-801 and our other RAS/MAPK pathway-focused pipeline programs. There has been no material change in the planned use of such proceeds from that described in the prospectus for our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 10, 2024, David M. Chacko, M.D., our Chief Financial Officer and Chief Business Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 260,000 shares of our common stock until December 31, 2025. During the three months ended March 31, 2024, no other officers (as defined in Rule 16a–1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1	Stock Purchase Agreement, dated March 27, 2024, by and between Erasca, Inc. and each of the purchasers party thereto	8-K	3/28/2024	10.1
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: May 8, 2024	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)