Form 10-Q
period 2024-09-30
Erasca, Inc.
filed 2024-11-12
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 282,727,282 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$68,885	$93,075
Short-term marketable securities	250,027	219,275
Prepaid expenses and other current assets	11,262	8,326
Total current assets	330,174	320,676
Long-term marketable securities	144,391	9,642
Property and equipment, net	17,153	22,327
Operating lease assets	32,891	37,861
Restricted cash	408	408
Other assets	3,879	4,383
Total assets	$528,896	$395,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,405	$2,000
Accrued expenses and other current liabilities	23,170	20,186
Operating lease liabilities	4,450	3,970
Total current liabilities	30,025	26,156
Operating lease liabilities, net of current portion	48,489	51,889
Other liabilities	340	566
Total liabilities	78,854	78,611
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2024 and December 31, 2023; 282,690,975 shares issued and outstanding at September 30, 2024; 151,462,103 and 151,090,227 shares issued and outstanding at December 31, 2023, respectively	28	15
Additional paid-in capital	1,183,620	922,607
Accumulated other comprehensive income	1,825	77
Accumulated deficit	(735,431)	(606,013)
Total stockholders' equity	450,042	316,686
Total liabilities and stockholders' equity	$528,896	$395,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$27,631	$25,213	$89,237	$79,016
In-process research and development	—	—	22,500	—
General and administrative	9,611	9,445	32,138	28,637
Total operating expenses	37,242	34,658	143,875	107,653
Loss from operations	(37,242)	(34,658)	(143,875)	(107,653)
Other income (expense)
Interest income	5,869	4,346	14,810	12,474
Other income (expense), net	173	(49)	(353)	(162)
Total other income (expense), net	6,042	4,297	14,457	12,312
Net loss	$(31,200)	$(30,361)	$(129,418)	$(95,341)
Net loss per share, basic and diluted	$(0.11)	$(0.20)	$(0.60)	$(0.64)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	282,384,964	150,450,201	217,355,959	150,000,613
Other comprehensive income (loss):
Unrealized gain on marketable securities, net	2,021	218	1,748	466
Comprehensive loss	$(29,179)	$(30,143)	$(127,670)	$(94,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686
Exercise of stock options	35,035	—	24	—	—	24
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	6,848	—	—	6,848
Net loss	—	—	—	—	(35,017)	(35,017)
Unrealized loss on marketable securities, net	—	—	—	(287)	—	(287)
Balance at March 31, 2024	151,497,138	$15	$929,634	$(210)	$(641,030)	$288,409
Issuance of common stock in private placement, net of $1,396 in fees and expenses	21,844,660	2	43,602	—	—	43,604
Issuance of common stock in underwritten offering, net of $9,574 in discounts and offering costs	99,459,458	10	174,416	—	—	174,426
Exercise of stock options	110,258	—	105	—	—	105
Issuance of common stock under the Employee Stock Purchase Plan	252,444	—	395	—	—	395
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	7,180	—	—	7,180
Net loss	—	—	—	—	(63,201)	(63,201)
Unrealized gain on marketable securities, net	—	—	—	14	—	14
Balance at June 30, 2024	273,163,958	$27	$1,155,487	$(196)	$(704,231)	$451,087
Issuance of common stock in ATM offering, net of $847 in commissions and expenses	9,231,114	1	21,030	—	—	21,031
Exercise of stock options	295,903	—	311	—	—	311
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	6,637	—	—	6,637
Net loss	—	—	—	—	(31,200)	(31,200)
Unrealized gain on marketable securities, net	—	—	—	2,021	—	2,021
Balance at September 30, 2024	282,690,975	$28	$1,183,620	$1,825	$(735,431)	$450,042

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

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(129,418)	$(95,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,973	2,790
Stock-based compensation expense	20,665	20,095
In-process research and development expenses	22,500	—
Accretion on marketable securities, net	(7,237)	(4,756)
Impairment charge on operating lease assets and property and equipment	4,653	—
Impairment charge on investment in equity securities	402	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(2,599)	(38)
Accounts payable	405	777
Accrued expenses and other current and long-term liabilities	3,158	(3,253)
Operating lease assets and liabilities, net	(355)	3,297
Net cash used in operating activities	(84,853)	(76,429)

Cash flows from investing activities:
Purchases of marketable securities	(336,091)	(253,272)
Maturities of marketable securities	179,575	179,200
In-process research and development	(22,500)	(20,000)
Payment made for investment in equity securities	(157)	—
Purchases of property and equipment	(60)	(1,693)
Net cash used in investing activities	(179,233)	(95,765)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of fees and expenses	43,604	—
Proceeds from issuance of common stock in underwritten offering, net of discounts and offering costs	174,426	—
Proceeds from issuance of common stock in ATM offering, net of commissions and expenses	21,031	—
Proceeds from the exercise of stock options	440	312
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	395	527
Net cash provided by financing activities	239,896	839

Net decrease in cash, cash equivalents and restricted cash	(24,190)	(171,355)
Cash, cash equivalents and restricted cash at beginning of the period	93,483	284,625
Cash, cash equivalents and restricted cash at end of the period	$69,293	$113,270

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for purchases of property and equipment	$—	$54
Vesting of early exercised options	$465	$1,063
Obligation accrued for investment in equity securities	$78	$—

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of September 30, 2024, the Company had $318.9 million in cash, cash equivalents, and short-term marketable securities and $144.4 million in long-term marketable securities. As of September 30, 2024, the Company had an accumulated deficit of $735.4 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through September 30, 2024, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and an "at the market" offering (ATM Offering).

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

2024 ATM offering

During the three months ended September 30, 2024, the Company sold 9,231,114 shares of common stock at a weighted-average price of $2.37 per share under the Open Market Sale Agreement effective August 2022 (the Sale Agreement) with Jefferies LLC (the Agent). Pursuant to the Sale Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent receives a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. Proceeds from the ATM Offering during the three months ended September 30, 2024 were $21.0 million, net of commissions and expenses of $847,000.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of September 30, 2024 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

The Company had deposited cash of $408,000 as of September 30, 2024 and December 31, 2023 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$68,885	$112,862
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$69,293	$113,270

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and related disclosures.

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of September 30, 2024 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	September 30,	for identical	observable	inputs
	2024	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$60,123	$60,123	$—	$—
Commercial paper(1)	4,987	—	4,987	—
US treasury securities(2)	50,717	50,717	—	—
US government agency securities(2)	26,847	—	26,847	—
Corporate debt securities(2)	40,803	—	40,803	—
Commercial paper(2)	131,660	—	131,660	—
US treasury securities(3)	80,037	80,037	—	—
US government agency securities(3)	64,354	—	64,354	—
Total fair value of assets	$459,528	$190,877	$268,651	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of September 30, 2024 and December 31, 2023, the Company held $1.8 million and $2.0 million in equity investments in Affini-T Therapeutics, Inc. (Affini-T) at cost, less impairment, respectively. An impairment adjustment of $402,000 was made to the value of the Company’s equity investment in Affini-T during the nine months ended September 30, 2024. The Company was notified by Affini-T of an extension financing in June 2024 and the terms of such financing. Accordingly, the Company reassessed the value of its equity investment in Affini-T using a market approach. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the equity investment involves unobservable inputs, including the terms and preferences of the extension financing, and significant estimates and assumptions. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the equity investment is considered impaired. This impairment was offset by a new investment obligation of approximately $235,000 recorded during the nine months ended September 30, 2024. In July 2024, the Company paid approximately $157,000 of the obligation related to the extension financing. No adjustment was made to the value of the Company’s equity investment in Affini-T during the three months ended September 30, 2024. No transfers between levels have occurred during the periods presented.

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

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$50,620	$101	$(4)	$50,717
US government agency securities	1 or less	26,776	71	—	26,847
Corporate debt securities	1 or less	40,697	109	(3)	40,803
Commercial paper	1 or less	131,441	245	(26)	131,660
US treasury securities	1-2	79,351	686	—	80,037
US government agency securities	1-2	63,708	655	(9)	64,354
Total		$392,593	$1,867	$(42)	$394,418

	December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$93,377	$74	$(148)	$93,303
US government agency securities	1 or less	26,783	45	(4)	26,824
Corporate debt securities	1 or less	10,719	15	—	10,734
Commercial paper	1 or less	88,356	68	(10)	88,414
US treasury securities	1-2	9,605	37	—	9,642
Total		$228,840	$239	$(162)	$228,917

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	September 30, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$—	$—	$14,976	$(4)	$14,976	$(4)
US government agency securities	9,121	(9)	—	—	9,121	(9)
Corporate debt securities	8,931	(3)	—	—	8,931	(3)
Commercial paper	11,785	(26)	—	—	11,785	(26)
Total	$29,837	$(38)	$14,976	$(4)	$44,813	$(42)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$74,912	$(148)	$—	$—	$74,912	$(148)
US government agency securities	6,950	(4)	—	—	6,950	(4)
Corporate debt securities	748	—	—	—	748	—
Commercial paper	22,944	(10)	—	—	22,944	(10)
Total	$105,554	$(162)	$—	$—	$105,554	$(162)

As of September 30, 2024, there were seven available-for-sale securities with an estimated fair value of $44.8 million in gross unrealized loss positions, of which three available-for-sale securities with an estimated fair value of $15.0 million were in an unrealized loss position for more than 12 months. As of December 31, 2023, there were 22 available-for-sale securities with an estimated fair value of $105.6 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months.

As of September 30, 2024 and December 31, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.4 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$4,751	$5,620
Furniture and fixtures	3,712	4,099
Leasehold improvements	16,313	18,173
Computer equipment and software	1,567	1,667
Property and equipment	26,343	29,559
Less accumulated depreciation and amortization	(9,190)	(7,232)
Property and equipment, net	$17,153	$22,327

Depreciation and amortization expense related to property and equipment was $842,000 and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $941,000 and $2.8 million for the three and nine months ended September 30, 2023, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development expenses	$14,226	$8,803
Accrued compensation	8,003	10,311
Unvested early exercised stock option liability	—	464
Accrued professional services	427	435
Accrued property and equipment	—	13
Other accruals and current liabilities	514	160
Total	$23,170	$20,186

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company's IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three and nine months ended September 30, 2024 and 2023.

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

Under the Joyo License Agreement, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (or up to $57.5 million if the Company’s territory is expanded to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. The Company recorded IPR&D expense of $0 and $12.5 million in connection with the upfront cash payment made during the three and nine months ended September 30, 2024, respectively.

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

Under the Medshine License Agreement, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. The Company recorded IPR&D expense of $0 and $10.0 million in connection with the upfront cash payment made during the three and nine months ended September 30, 2024, respectively.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million, of which $2.0 million was paid in March 2022, and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. No IPR&D expense was recorded during the three and nine months ended September 30, 2024 and 2023.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, no milestones are accrued for any license agreements as the underlying contingencies are not probable or estimable.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of September 30, 2024, there were 12,912,223 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2023	24,970,957	$4.98	8.12	$4,412
Granted	11,958,945	1.79
Exercised	(441,196)	1.00
Canceled	(1,955,266)	4.13
Outstanding at September 30, 2024	34,533,440	$3.97	7.87	$16,661
Options exercisable at September 30, 2024	16,767,573	$4.67	6.88	$7,412

The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2024 was $1.86 and $1.29, respectively, and for the three and nine months ended September 30, 2023 was $1.99 and $2.74, respectively. As of September 30, 2024, the unrecognized compensation cost related to unvested stock option grants was $41.9 million and is expected to be recognized as expense over approximately 2.53 years. The intrinsic value of the options exercised for the three and nine months ended September 30, 2024 was $535,000 and $705,000, respectively. The intrinsic value of the options exercised for the three and nine months ended September 30, 2023 was $21,000 and $914,000, respectively.

Prior to the Company's IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed consolidated balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2024 and December 31, 2023, there were zero shares and 371,876 shares subject to repurchase by the Company, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded $0 and $464,000 of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.69%-4.45%	4.11%-4.39%	3.69%-4.64%	3.46%-4.39%
Expected volatility	81.57%-81.64%	83.73%-84.41%	81.57%-83.91%	83.20%-85.81%
Expected term (in years)	6.02-6.07	6.03-6.08	5.28-6.08	5.50-6.08
Expected dividend yield	--%	--%	--%	--%

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

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company's 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $156,000 and $600,000 during the three and nine months ended September 30, 2024, respectively, and $198,000 and $1.3 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the unrecognized compensation cost related to the ESPP was $891,000 and is expected to be recognized as expense over approximately 1.22 years. As of September 30, 2024 and December 31, 2023, $305,000 and $46,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company issued and sold zero and 252,444 shares under the ESPP during the three and nine months ended September 30, 2024, respectively, and zero and 223,696 shares under the ESPP during the three and nine months ended September 30, 2023, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024(1)	2023(1)	2024	2023
Risk-free interest rate	--%	--%	4.75%-5.39%	4.70%-5.35%
Expected volatility	--%	--%	68.73%-74.72%	72.54%-82.79%
Expected term (in years)	--	--	0.49-1.99	0.50-1.99
Expected dividend yield	--%	--%	--%	--%

(1)
No grants were made under the ESPP during the three months ended September 30, 2024 and 2023.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,103	$3,162	$10,374	$10,909
General and administrative	3,534	3,076	10,291	9,186
Total	$6,637	$6,238	$20,665	$20,095

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Stock options issued and outstanding	34,533,440	24,970,957
Awards available for future grant	12,912,223	15,342,797
Shares available for purchase under the ESPP	1,828,237	2,080,681
Total	49,273,900	42,394,435

Note 10. Leases

Operating leases

The Company has facility leases for office space under non-cancellable and cancellable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026. Total lease costs were approximately $2.4 million and $8.4 million, including operating lease costs of $1.8 million and $6.2 million, variable lease costs of $940,000 and $2.8 million, and sublease income of $361,000 and $577,000, during the three and nine months ended September 30, 2024, respectively. Total lease costs were approximately $2.8 million and $8.6 million, including operating lease costs of $1.9 million and $5.7 million and variable lease costs of $859,000 and $2.9 million, during the three and nine months ended September 30, 2023, respectively. The Company paid $6.1 million and $4.7 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.57 years and 8.96%, respectively, at September 30, 2024. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 8.29 years and 8.95%, respectively, at December 31, 2023. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 10,000 square feet of office space with a sublease term of three years which includes an option for the subtenant to renew for an additional year and an early termination clause. In July 2024, the Company executed an agreement to sublease the first floor of its corporate headquarters. Pursuant to the agreement, the subleased space is approximately 18,421 square feet of office space with a sublease term of 61 months beginning in October 2024, and early access in August 2024. The agreement includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, the Company entered into an agreement to sublease a portion of the third floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 5,000 square feet of laboratory space with a sublease term of one year which includes an option for the subtenant to renew for an additional year.

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to operating lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to operating lease costs of $361,000 and $577,000 related to income from these subleases during the three and nine months ended September 30, 2024, respectively.

In connection with committing to the plan to sublease the first floor in June 2024, the Company reassessed its asset groups for testing long-lived assets for impairment and determined the first floor operating lease assets and related property and equipment represented an asset group separate from the entity wide asset group. The Company concluded that the carrying value of the first floor asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The Company determined the fair value of the first floor asset group based on the income approach using a discounted cash flow model. The cash flows used in the model were discounted using a rate of 13.5%. Based on this analysis, the Company recognized a noncash impairment charge of $4.7 million, including $2.4 million for the operating lease assets and $2.3 million for the leasehold improvements and furniture, of which $3.0 million was recorded to research and development expense and $1.7 million was recorded to general and administrative expense, during the nine months ended September 30, 2024. No impairment was recorded during the three months ended September 30, 2024. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset group involves significant estimates and assumptions, including projected future cash flows and a discount rate. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the asset group is considered impaired.

Future minimum lease payments under operating leases as of September 30, 2024 are as follows (in thousands):

Year ending December 31,
2024 (remaining three months)	$2,213
2025	9,024
2026	9,170
2027	9,199
2028	9,277
Thereafter	35,097
Total lease payments	$73,980
Less: Amount representing interest	(21,041)
Operating lease liabilities	$52,939

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Strategic reprioritization

In May 2024, in connection with the execution of the Joyo License Agreement and the Medshine License Agreement, the Company approved a strategic reprioritization to focus the Company’s resources on its naporafenib program, its ERAS-0015 product candidate, which is the lead candidate from the Joyo License Agreement, and its ERAS-4001 product candidate, which is the lead candidate from the Medshine License Agreement. The Company deprioritized its HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer, its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma, and its ERAS-4 pan-KRAS program. The Company will explore further advancement of the ERAS-801 program, including via partnerships and select investigator-sponsored trials, and certain of the existing ERAS-4 molecules may serve as backup compounds for ERAS-4001. In connection with this strategic reprioritization, the Company also approved a reduction in the Company’s workforce by approximately 18%, primarily affecting employees working in certain drug discovery functions or on the deprioritized programs and trials. As a result, the Company recognized $0 and $2.2 million in total charges in the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations and comprehensive loss based upon the underlying employees’ role within the Company in connection with the reduction in force. These charges consisted primarily of one-time cash charges for termination benefits which were substantially all paid in June 2024.

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and nine months ended September 30, 2024 and 2023. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and nine months ended September 30, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(31,200)	$(30,361)	$(129,418)	$(95,341)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	282,384,964	150,450,201	217,355,959	150,000,613
Net loss per share, basic and diluted	$(0.11)	$(0.20)	$(0.60)	$(0.64)

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

	September 30,	September 30,
	2024	2023
Options to purchase common stock	34,533,440	25,382,517
Options early exercised subject to future vesting	—	515,366
Estimated shares purchasable under the ESPP	798,238	1,350,546
Total potentially dilutive shares	35,331,678	27,248,429

Note 14. Related party transactions

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as funding research, patient advocacy, patient support and education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer and chief business officer, and general counsel are also officers of the Erasca Foundation. In April 2023, the Company loaned the Erasca Foundation $125,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. In December 2023, the Erasca Foundation repaid the note. In April 2024, the Company donated $125,000 to the Erasca Foundation, which is recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024. No such expense was recorded for the three months ended September 30, 2024.

Affini-T Therapeutics, Inc.

As of September 30, 2024 and December 31, 2023, the Company held a $1.8 million and $2.0 million equity investment in Affini-T, respectively (see Note 3). One of the Company’s board members is also a member of the board of Affini-T.

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

Our lead product candidate is naporafenib, a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 500 patients to date, whereby safety, tolerability, pharmacokinetics (PK), and pharmacodynamics have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib (MEKINIST) for patients with NRASm melanoma, which includes NRAS Q61X melanoma. In December 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation (NRASm). Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

Our development strategy for naporafenib includes our SEACRAFT trials designed to evaluate naporafenib in combination with other targeted therapies. We are advancing development for naporafenib plus trametinib in the Phase 3 SEACRAFT-2 trial for patients with NRASm melanoma, which we initiated in the second quarter of 2024. SEACRAFT-2 is supported by clinical PoC data in patients with NRASm melanoma, as presented by Novartis at the European Society for Medical Oncology Congress 2022 medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-2 trial, we have entered into a clinical trial collaboration and supply agreement (CTCSA) with Novartis for its MEK inhibitor, trametinib. Pursuant to the CTCSA, we are sponsoring and funding the clinical trial and Novartis is providing its drug to us free of charge. In addition, we are evaluating additional combinations of naporafenib with our other RAS/MAPK pathway targeting agents and/or external agents in preclinical models.

On October 24, 2024, we announced preliminary data from our SEACRAFT-1 trial in an oral presentation at the 36th EORTC-NCI-AACR (ENA) Symposium. The preliminary clinical activity of naporafenib plus trametinib in the melanoma cohort of SEACRAFT-1 include, as of the efficacy cutoff date*:

•
40% (4/10) response rate observed in the efficacy-evaluable patients with NRAS Q61X melanoma, including three confirmed partial responses and one unconfirmed partial response; the melanoma cohort in SEACRAFT-1 is generally representative of the patient population currently being enrolled in the pivotal SEACRAFT-2 trial
•
70% (7/10) of patients remained on treatment as of the data cutoff, including all four responders

* Safety data cutoff date was September 3, 2024. Efficacy data cutoff date was September 5, 2024.

In addition, we reported that naporafenib plus trametinib has been generally well tolerated as of the safety cutoff date, with mostly low-grade adverse events in the majority of patients. We believe that the use of mandatory primary rash prophylaxis helped reduce the frequency and severity of skin toxicities, reduced the drug discontinuation rate due to adverse events, and improved the observed tolerability as measured by the increased relative dose intensity, as compared to the prior clinical trials of naporafenib plus trametinib conducted by Novartis, which did not include the use of mandatory primary rash prophylaxis.

We believe that while the preliminary SEACRAFT-1 data do not support further exploration of a tissue-agnostic indication, they do reinforce the potential of the ongoing Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma. We expect to read out randomized dose optimization data of naporafenib plus trametinib from Stage 1 of the SEACRAFT-2 Phase 3 trial in 2025. Stage 2 of the SEACRAFT-2 Phase 3 trial is expected to compare naporafenib plus trametinib against physician's choice of chemotherapy or trametinib using dual primary endpoints of progression free survival and overall survival for regulatory approval.

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

ERAS-0015 is a potential best-in-class pan-RAS molecular glue for treating patients with RAS-altered solid tumors. ERAS-0015 has demonstrated approximately 5-10 times greater potency as well as favorable absorption, distribution, metabolism and excretion (ADME) and PK properties in multiple animal species versus the leading pan-RAS molecular glue in development. More specifically, ERAS-0015 has stronger binding to cyclophilin A relative to the leading pan-RAS molecular glue in development, which enables more potent RAS inhibition. ERAS-0015 also showed sub-nanomolar to nanomolar preclinical IC50 in vitro potency against KRAS G12X, KRAS G13D, and RAS wildtype. In vivo, ERAS-0015 showed approximately 10 times higher potency than the leading pan-RAS molecular glue in development and good tumor regression in multiple models. It also showed superior clearance, half-life, oral bioavailability, and kinetic solubility in preclinical evaluations. The initial clinical trial for ERAS-0015 will be AURORAS-1, for which we plan to file an investigational new drug application (IND) in the first half of 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor for treating patients with KRAS-altered solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X and G13D mutations, as well as KRAS wildtype amplifications, with no activity against HRAS or NRAS wildtype proteins. Sparing wild-type HRAS and NRAS has the potential to provide a greater therapeutic window. ERAS-4001 showed activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50s in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed good tumor regression in multiple models. In combination with anti-PD-1, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The initial clinical trial for ERAS-4001 will be BOREALIS-1, for which we plan to file an IND in the first quarter of 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

ERAS-0015 and ERAS-4001 have the potential to address unmet needs in approximately 2.7 million patients who are diagnosed annually globally with RAS-mutant tumors, of which over 2.2 million patients are diagnosed with KRAS-mutant tumors.

In May 2024, in connection with entering into the Joyo License Agreement and Medshine License Agreement, a review of our strategic priorities, and our decision to deemphasize certain drug discovery activities, we approved a strategic reprioritization to focus our resources on our naporafenib program, ERAS-0015, and ERAS-4001. We deprioritized our HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer as we believe the clinical efficacy data do not support continued evaluation. We also deprioritized our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma (GBM), although we plan to explore further advancement of ERAS-801, including via partnerships and select investigator-sponsored trials. Finally, we deprioritized our preclinical ERAS-4 program; however, certain of our existing ERAS-4 molecules may serve as backup compounds for ERAS-4001.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the three months ended September 30, 2024, we sold 9,231,114 shares of common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the three months ended September 30, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of September 30, 2024, we have raised a total of $1.0 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock and the sale and issuance of convertible preferred stock. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $463.3 million.

We have incurred significant operating losses since inception. Our net losses were $31.2 million and $30.4 million for the three months ended September 30, 2024 and 2023, respectively, and $129.4 million and $95.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $735.4 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operations into the first half of 2027. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended September 30, 2024.

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

The license granted under the Joyo License Agreement is subject to Joyo’s reserved right to develop, manufacture, use, and commercialize licensed products in mainland China, Hong Kong and Macau, unless we exercise our option to expand the license to include mainland China, Hong Kong and Macau.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Naporafenib	$12,579	$10,285	$39,086	$21,576
Other clinical programs	—	10,096	7,047	38,140
Other discovery and preclinical programs	15,052	4,832	43,104	19,300
Total research and development expenses	$27,631	$25,213	$89,237	$79,016

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$27,631	$25,213	$2,418
In-process research and development	—	—	—
General and administrative	9,611	9,445	166
Total operating expenses	37,242	34,658	2,584
Loss from operations	(37,242)	(34,658)	(2,584)
Total other income (expense), net	6,042	4,297	1,745
Net loss	$(31,200)	$(30,361)	$(839)

Research and development expenses

Research and development expenses were $27.6 million for the three months ended September 30, 2024 compared to $25.2 million for the three months ended September 30, 2023. The increase of $2.4 million was primarily driven by an increase of $4.5 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, partially offset by decreases of $1.5 million in personnel costs, including stock-based compensation expense, and $0.4 million in outsourced services and consulting fees.

In-process research and development expenses

We recorded no in-process research and development expenses for each of the three months ended September 30, 2024 and 2023.

General and administrative expenses

General and administrative expenses were $9.6 million for the three months ended September 30, 2024 compared to $9.4 million for the three months ended September 30, 2023. The increase of $0.2 million was primarily driven by an increase of $0.5 million in stock-based compensation expense, partially offset by a decrease in personnel costs of $0.2 million.

Other income (expense), net

Other income (expense), net was $6.0 million for the three months ended September 30, 2024 compared to $4.3 million for the three months ended September 30, 2023. The increase of $1.7 million was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities during the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$89,237	$79,016	$10,221
In-process research and development	22,500	—	22,500
General and administrative	32,138	28,637	3,501
Total operating expenses	143,875	107,653	36,222
Loss from operations	(143,875)	(107,653)	(36,222)
Total other income (expense), net	14,457	12,312	2,145
Net loss	$(129,418)	$(95,341)	$(34,077)

Research and development expenses

Research and development expenses were $89.2 million for the nine months ended September 30, 2024 compared to $79.0 million for the nine months ended September 30, 2023. The increase of $10.2 million was primarily driven by an increase of $8.1 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities and an impairment charge of $3.0 million on operating lease assets, leasehold improvements, and furniture related to the sublease of the first floor of our San Diego facility during the nine months ended September 30, 2024, partially offset by a $0.7 million decrease in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $22.5 million for the nine months ended September 30, 2024 compared to $0 for the nine months ended September 30, 2023. The increase was driven by upfront payments of $22.5 million in connection with our license agreements with Joyo and Medshine during the nine months ended September 30, 2024.

General and administrative expenses

General and administrative expenses were $32.1 million for the nine months ended September 30, 2024 compared to $28.6 million for the nine months ended September 30, 2023. The increase of $3.5 million was primarily driven by an impairment charge of $1.7 million on operating lease assets, leasehold improvements, and furniture related to the sublease of the first floor of our San Diego facility during the nine months ended September 30, 2024, and increases of $1.4 million in legal fees and $1.1 million in stock-based compensation expense, partially offset by a decrease of $0.7 million in insurance costs.

Other income (expense), net

Other income (expense), net was $14.5 million for the nine months ended September 30, 2024 compared to $12.3 million for the nine months ended September 30, 2023. The increase of $2.1 million was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities of $2.3 million, partially offset by a $0.4 million impairment charge on our investment in equity securities during the nine months ended September 30, 2024.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the three months ended September 30, 2024, we sold 9,231,114 shares of common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the three months ended September 30, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

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

Future capital requirements

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $463.3 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(84,853)	$(76,429)
Investing activities	(179,233)	(95,765)
Financing activities	239,896	839
Net decrease in cash, cash equivalents and restricted cash	$(24,190)	$(171,355)

Operating activities

Cash used in operating activities was $84.9 million during the nine months ended September 30, 2024, primarily resulting from a net loss of $129.4 million and accretion on marketable securities of $7.2 million, partially reduced by in-process research and development expenses of $22.5 million in connection with our license agreements with Joyo and Medshine, which are reflected in investing activities, stock-based compensation expense of $20.7 million, an impairment charge of $4.7 million on operating lease assets, leasehold improvements and furniture, depreciation and amortization expense of $3.0 million, and changes in operating assets and liabilities of $0.6 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accounts payable, accrued expenses and other current and long-term liabilities of $3.6 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $2.6 million.

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

Investing activities

Net cash used in investing activities was $179.2 million during the nine months ended September 30, 2024 as compared to $95.8 million during the nine months ended September 30, 2023. The increase in cash used in investing activities of $83.5 million was primarily the result of increases in purchases of marketable securities of $82.8 million and in-process research and development of $2.5 million, partially offset by a decrease in purchases of property and equipment of $1.6 million.

Financing activities

Net cash provided by financing activities was $239.9 million during the nine months ended September 30, 2024 as compared to $0.8 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received $174.4 million of net proceeds for the issuance of common stock from the 2024 Offering, $43.6 million in net proceeds for the issuance of common stock from the 2024 Private Placement, $21.0 million in net proceeds for the issuance of common stock from the ATM offering, $0.4 million from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and $0.4 million from the exercise of stock options. During the nine months ended September 30, 2023, we received $0.5 million from the issuance of common stock under our ESPP and $0.3 million from the exercise of stock options.

Contractual obligations and commitments

As of September 30, 2024, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

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

Erasca, Inc.

Date: November 12, 2024	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)