Form 10-K
period 2024-12-31
Erasca, Inc.
filed 2025-03-20
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2024

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $562.9 million based on the closing price of the Registrant's common stock as reported on the Nasdaq Global Select Market of $2.36 per share on June 28, 2024, the last business day of the Registrant's most recently completed second quarter. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2025 was 283,265,716.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, the potential to develop future product candidates, the potential benefits of current and future licenses, acquisitions, and strategic arrangements with third parties, and our intent to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for more than five million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. We have assembled one of the deepest RAS/MAPK pathway-focused pipelines in the industry, which comprises modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs.

Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes one clinical-stage program (a pan-RAF inhibitor), two IND-enabling stage programs (a pan-RAS molecular glue and a pan-KRAS inhibitor), and an additional discovery-stage program (an EGFR D2/D3 biparatopic antibody). We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board (SAB), which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Of the more than five million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway molecular alterations, most have limited or no targeted therapy treatment options. While the RAS/MAPK pathway has been well characterized and validated based on multiple compounds approved or in development targeting discrete signaling nodes in the cascade, most of these compounds face resistance and tolerability challenges, highlighting the need for new approaches to target this pathway. We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just individual nodes, but multiple nodes and cooperative mechanisms in parallel. As depicted in the following figure and described below, we are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway.

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

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. Our RAS-targeting franchise, ERAS-0015 and ERAS-4001, consists of molecules that are designed to potently and selectively bind to oncogenic RAS alterations (e.g., G12X, G13X +/- Q61X) and to block activation of wildtype RAS isoforms that mediate tumor resistance. These molecules are designed to prevent RAS-mediated signaling either by preventing RAS from binding to downstream effector proteins by forming a RAS-Cyclophilin A protein complex (as in the case of ERAS-0015) or by locking KRAS in the inactive GDP-bound state (as in the case of ERAS-4001).

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. RAS-driven cancers utilize escape routes, namely cooperative mechanisms, to develop resistance to targeted therapies. By shutting down these potential escape routes, we aim to provide more robust inhibition of oncogenic signaling.

To pursue these therapeutic strategies, we have assembled and are developing one of the deepest pipelines targeting multiple signaling nodes to shut down the RAS/MAPK pathway. We intend to study these agents either alone or in rational combinations across multiple relevant tumor types. The following table summarizes our current modality-agnostic pipeline to eradicate RAS/MAPK pathway-driven cancers.

Our pipeline also includes ERAS-801, a brain-penetrant EGFR inhibitor in development for patients with EGFR-altered recurrent glioblastoma (GBM) (for which we are concluding a Phase 1 trial and exploring further advancement, including via partnerships and investigator-sponsored trials), ERAS-007 ERK1/2 inhibitor, and ERAS-601 SHP2 inhibitor. ERAS-007 and ERAS-601 are being assessed in preclinical studies as potential combination partners with other programs in our pipeline for RAS/MAPK pathway inhibition. Via Erasca Ventures, LLC (Erasca Ventures), we made an equity investment in Affini-T Therapeutics, Inc. (Affini-T), which is developing TCR T-cell therapies against KRAS G12V, KRAS G12D, and KRAS G12C.

Our lead product candidate is naporafenib, for which we initiated our SEACRAFT-2 pivotal Phase 3 trial in the first half of 2024 for patients with NRAS-mutated (NRASm) melanoma. In October 2024, we announced promising preliminary data from our SEACRAFT-1 Phase 1b trial for patients with NRAS Q61X melanoma in an oral presentation at the 36th EORTC-NCI-AACR (ENA) Symposium (2024 Triple Meeting). Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 600 patients to date, whereby safety, tolerability, and acceptable pharmacokinetics (PK) and pharmacodynamics (PD) have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib for patients with NRASm melanoma, which includes NRAS Q61X melanoma. In December 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation. Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

Our development strategy for naporafenib includes our SEACRAFT trials designed to evaluate naporafenib in combination with other targeted therapies. Our SEACRAFT-2 trial is supported by the clinical PoC data in patients with NRASm melanoma that we presented from the SEACRAFT-1 trial at the 2024 Triple Meeting. In addition, we believe such clinical PoC in NRASm melanoma is supported by data presented by Novartis at the European Society for Medical Oncology Congress 2022 (ESMO Congress 2022) medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-2 trial, we have entered into a clinical trial collaboration and supply agreement (CTCSA) with Novartis for its MEK inhibitor, trametinib. Pursuant to the CTCSA, we are sponsoring and funding the clinical trial and Novartis is providing its drug to us free of charge. In addition, we are evaluating additional combinations of naporafenib with our other RAS/MAPK pathway targeting agents and/or external agents in preclinical models.

On October 24, 2024, we announced preliminary data from our SEACRAFT-1 trial in an oral presentation at the 2024 Triple Meeting. The preliminary clinical activity of naporafenib plus trametinib in the melanoma cohort of SEACRAFT-1 include, as of the efficacy cutoff date*:

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

In addition, we reported that naporafenib plus trametinib was generally well tolerated as of the safety cutoff date*, with mostly low-grade adverse events in the majority of patients. We believe that the use of mandatory primary rash prophylaxis helped reduce the frequency and severity of skin toxicities, reduced the drug discontinuation rate due to adverse events, and improved the observed tolerability results as measured by the increased relative dose intensity, as compared to the prior clinical trials of naporafenib plus trametinib conducted by Novartis, which did not include the use of mandatory primary rash prophylaxis.

* Efficacy data cutoff date was September 5, 2024. Safety data cutoff date was September 3, 2024.

We believe that while the preliminary SEACRAFT-1 data do not support further exploration of a tissue-agnostic indication, they do reinforce the potential of the ongoing Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma. We expect to read out randomized dose optimization data of naporafenib plus trametinib from Stage 1 of the SEACRAFT-2 Phase 3 trial in the second half of 2025. Stage 2 of the SEACRAFT-2 Phase 3 trial is currently designed to compare naporafenib plus trametinib against physician's choice of chemotherapy or trametinib using dual primary endpoints of progression free survival and overall survival for regulatory approval.

Our next two programs are part of our RAS-targeting franchise, which we in-licensed in May 2024. We believe these two programs fit within our second approach of targeting RAS directly, both in its active GTP and inactive GDP states. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-altered solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the leading pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition than the comparator that has been demonstrated in cell-based assays.

ERAS-0015 also has favorable absorption, distribution, metabolism and excretion (ADME) and PK properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the leading pan-RAS molecular glue. The initial clinical trial for ERAS-0015 will be AURORAS-1, for which we plan to file an investigational new drug application (IND) in mid-Q2 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in development for the treatment of patients with KRAS-altered solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wild-type HRAS and NRAS has the potential to provide a wider therapeutic window. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50s in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed good tumor regression in multiple models. In combination with anti-PD-1, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The initial clinical trial for ERAS-4001 will be BOREALIS-1, for which we plan to file an IND in the second quarter of 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

We believe ERAS-0015 has the potential to address unmet medical needs in approximately 2.7 million patients who are diagnosed annually worldwide with RAS-mutant tumors, including the more than 2.2 million patients with KRAS-mutant tumors that ERAS-4001 could also address.

Our next program is ERAS-12, our investigational EGFR D2/D3 biparatopic antibody (bpAb). ERAS-12 is a potential best-in-class biologic that is designed to inhibit EGFR through the combination of multiple proposed mechanisms of action. In tumors where EGFR signaling is thought to be a primary driver of tumor growth, an antibody-based approach has been shown to be an effective way to target the receptor. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the main site for ligand binding, and no approved antibodies target domain II (D2), which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. We believe the combined binding of D2 and D3 could result in differentiated and improved inhibition of downstream EGFR signaling. ERAS-12 also aims to exploit the innate immune system to induce tumor cell apoptosis. The Fragment crystallizable (Fc) region of IgG1 antibodies contain binding spots for both immune effector cells (e.g., NK cells) and the classical complement component C1q. By combining novel cell signal inhibition with enhancements to the Fc, we aim to create a potent multi-modal BIC anti-EGFR biologic which we believe could function as a targeted therapy with immunomodulatory activity.

In May 2024, in connection with entering into the two license agreements related to ERAS-0015 and ERAS 4001, a review of our strategic priorities, and our decision to deemphasize certain drug discovery activities, we approved a strategic reprioritization to focus a substantial portion of our resources on our naporafenib program, ERAS-0015, and ERAS-4001. We deprioritized our HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAF mutated colorectal cancer as we believe the clinical efficacy data did not support continued evaluation. We also deprioritized our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with GBM, although we are exploring further advancement of the ERAS-801 program, including via partnerships and investigator-sponsored trials. Finally, we deprioritized our preclinical ERAS-4 program; however, certain of our existing ERAS-4 molecules may serve as backup compounds for ERAS-4001.

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

Dr. Lim founded Erasca with Dr. Kevan Shokat (Professor and Chair of the Department of Cellular and Molecular Pharmacology at UCSF; Professor of Chemistry at the University of California, Berkeley; and an investigator at the Howard Hughes Medical Institute). In addition to Dr. Shokat, our SAB includes the following RAS/MAPK pathway experts:

•
Dr. Rene Bernards is a leader in the field of molecular carcinogenesis. His research at the Netherlands Cancer Institute uses functional genomic approaches to find vulnerabilities of cancers that can be exploited therapeutically. He studied medical biology at the University of Amsterdam and obtained his Ph.D. from Leiden University. After a post-doctoral fellowship, he became an assistant professor at Harvard University. In 1992, he joined the Netherlands Cancer Institute, where he continues to work at present.
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
•
Dr. Ryan Corcoran is a gastrointestinal oncologist with a primary interest in translational oncology research who focuses on targeted therapies directed against mutations commonly found in human cancers, such as BRAF and KRAS mutations. He is also a world expert in ERK, having studied nearly every ERK inhibitor that has been or is being developed in the field. He is also the Director of the Gastrointestinal Cancer Center Program; the Scientific Director of the Termeer Center for Targeted Therapy at Massachusetts General Hospital Cancer Center; and an Associate Professor of Medicine at Harvard Medical School.
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
•
Dr. Piro Lito is a world expert in KRAS-driven cancers. His research focuses on proteins that drive cancer cell growth aiming to uncover the fundamental processes that govern tumor biology and to identify novel therapies that prolong survival and improve the quality of life in patients with cancer. More specifically, his research has made several key contributions in the effort to better understand KRAS-driven cancers and to develop therapeutics that directly target mutant KRAS. He is an associate member and attending physician at Memorial Sloan Kettering Cancer Center.
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

•
Erasca Foundation: In May 2021, we established the Erasca Foundation, a nonprofit California public benefit corporation, which was funded by the donation of 1,093,557 shares of our common stock (which at the time represented 1% of our capital stock), in conjunction with our initial public offering (IPO). In 2024, the Erasca Foundation provided funding for initiatives to positively impact society, including providing funding to Best Buddies International; Cancer Angels of San Diego; Curebound Cancer Research; Life Science Cares; and The Clearity Foundation.

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

Our corporate strategies to erase cancer

Our mission is to erase cancer by eradicating RAS/MAPK pathway-driven cancers. Our corporate strategies to achieve our mission include:

•
Relentlessly focus on patients and society in our mission to erase cancer. There are more than five million new patients diagnosed globally per year with cancers driven by RAS/MAPK pathway alterations, most of whom have limited or no targeted therapy treatment options. We are a team of experienced drug discoverers, developers, and company builders who are united by our mission to erase cancer and passionate about creating potentially life-saving precision oncology medicines.
•
Develop novel single agent and combination regimens to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. We are pursuing three therapeutic strategies that may be used in combination to comprehensively, and perhaps synergistically, shut down the RAS/MAPK pathway: (1) target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers; (2) target RAS directly with single agents and combinations; and (3) target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. Our strategic focus on the RAS/MAPK pathway allows us to comprehensively target critical nodes in the pathway that could drive cancer signaling.
•
Advance our deep, modality-agnostic RAS/MAPK pathway-focused pipeline. Our RAS/MAPK pathway-focused pipeline, comprising several targeted therapy programs, is one of the deepest in the industry. Our modality-agnostic approach aims to selectively and potently target critical RAS/MAPK signaling nodes with the appropriate modality, including small and large molecule therapeutics. Naporafenib (our pan-RAF inhibitor) is currently being studied in clinical trials. Given the high unmet medical need of the patients we seek to treat, we will continually evaluate the potential for expedited development and review pathways.
•
Internally develop and externally source, on a global basis, potentially disruptive programs targeting RAS/MAPK pathway alterations. We use computational biology and computational chemistry to accelerate our development activities. We have standardized how we characterize our compounds across in vitro/vivo activity, drug distribution, metabolism, and PK, structural, and secondary pharmacology assays, and centralized the storage of these data for automated analyses. We also believe that innovation is a collective, global endeavor and a single platform is unlikely to discover all the best ideas and approaches. We therefore plan to continue to opportunistically evaluate synergistic, in-pathway opportunities, regardless of origin, that meet our high scientific bar. Our extensive network and relationships provide us preferential—and at times exclusive—access to certain assets of interest.
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
•
Evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own or control worldwide development and commercialization rights to our entire pipeline of targeted therapy programs, other than with respect to ERAS-0015 in China, Hong Kong, and Macau. This provides us with the flexibility to explore combinations of our agents with each other, other investigational agents, and/or standard of care therapies. We intend to continue evaluating opportunities to work with partners that meaningfully enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates in the United States. We intend to explore partnerships in selected geographies to maximize the worldwide commercial potential of our programs.

Our singular focus on the RAS/MAPK pathway

Background

The RAS/MAPK pathway is one of the most frequently altered signaling pathways in cancer. Molecular alterations in key signaling nodes within the RAS/MAPK pathway have been shown to drive cell proliferation across a wide range of tumor types. As described further below, our pipeline targets all of the key signaling nodes colored in purple, either directly or indirectly as single agents and in combination in order to prolong survival in a wide range of patient populations.

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

2.
Target RAS, the midstream MAPK pathway node, directly with single agents and combinations. Our RAS-targeting franchise, ERAS-0015 and ERAS-4001, consists of molecules that are designed to potently and selectively bind to oncogenic RAS alterations (e.g., G12X, G13X +/- Q61X) and to block activation of wildtype RAS isoforms that mediate tumor resistance. These molecules are designed to prevent RAS-mediated signaling either by preventing RAS from binding to downstream effector proteins by forming a RAS-Cyclophilin A protein complex (as in the case of ERAS-0015) or by locking KRAS in the inactive GDP-bound state (as in the case of ERAS-4001).

3.
Target escape routes enabled by other proteins or pathways to further disrupt RAS/MAPK pathway signaling. RAS-driven cancers utilize escape routes, namely cooperative mechanisms, to develop resistance to targeted therapies. By shutting down these potential escape routes, we aim to provide more robust inhibition of oncogenic signaling.

Our strategic focus on the RAS/MAPK pathway allows us to comprehensively target critical nodes in the pathway that could drive signaling. As shown in the figure below, our pipeline targets, either directly or indirectly, each of the signaling nodes colored in purple.

Our innovation model

Due to the magnitude of the challenge of erasing cancer, we are combining our robust internal development capabilities with a global in-licensing and acquisition strategy to assemble one of the industry’s deepest, modality-agnostic RAS/MAPK pathway-focused pipeline. We believe these complementary approaches to innovation provide us with important optionality, both therapeutically and strategically, as we endeavor to bring forth the next generation of potentially differentiated targeted therapies for RAS/MAPK pathway-driven cancers.

Internal development

We use computational biology and computational chemistry to accelerate our development activities. We have standardized how we characterize our compounds across in vitro/vivo activity, drug distribution, metabolism, and PK, structural, and secondary pharmacology assays, and centralized the storage of these data for automated analyses. These data are continuously reviewed by our scientific teams, and promising trends, including unpredicted ones that arise serendipitously, are prioritized for future exploration.

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

External sources of innovation

We believe innovation in cancer therapy is a collective, global endeavor unlikely to emerge from a single company or a single platform. There are exciting product candidates, technologies, and approaches in development worldwide, and our innovation model gives us the flexibility to supplement our internal efforts with externally sourced assets through collaboration, in-license, or acquisition. We also established Erasca Ventures, our wholly-owned subsidiary, in March 2021 to make equity investments in early-stage biotechnology companies that are aligned with our mission and strategy. To date, we have in-licensed or acquired novel therapies from multiple geographic regions, including our lead program, naporafenib, which we in-licensed from Novartis, ERAS-0015, which we in-licensed from Guangzhou Joyo Pharmatech Co., Ltd. (Joyo), ERAS-4001, which we in-licensed from Medshine Discovery Inc. (Medshine), and our ERAS-12 program, which we acquired from Emerge Life Sciences, Pte. Ltd. (ELS).

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

Modality-agnostic pipeline

Cancer is a complex, heterogeneous disease that is unlikely to succumb to a one-size-fits-all approach. We believe shutting down the RAS/MAPK pathway in cancer requires a systematic, data-driven approach to development, part of which involves choosing the most appropriate technology for the target of interest, or what we call a modality-agnostic approach. We therefore seek to understand the biology of the target of interest first, and then choose the therapeutic modality best suited to optimally inhibit that target. We are currently utilizing several modalities to target the RAS/MAPK pathway, including small and large molecule therapeutics.

For example, we are developing proprietary bispecific antibodies that are designed to bind EGFR in both the active and inactive conformations, potentially leading to deeper inhibition of EGFR-mediated RAS/MAPK pathway signaling. In addition to inhibiting EGFR signaling, our bispecific antibodies are designed to induce higher orders of EGFR receptor clustering on the cell surface, which may induce antitumor activity mediated by the immune system, such as antibody-dependent cellular cytotoxicity, antibody-dependent cellular phagocytosis, and/or complement-dependent cytotoxicity. We believe these design attributes can potentially enable our proprietary bispecific anti-EGFR antibodies to achieve meaningfully improved activity relative to currently approved anti-EGFR antibodies, such as cetuximab, panitumumab, and amivantamab, since those antibodies preferentially bind EGFR only in the inactive state and may not as strongly elicit antitumor immunological responses.

Our pipeline

We have assembled one of the deepest RAS/MAPK pathway-focused pipelines in the industry, consisting of modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The table below summarizes our current pipeline. Other than with respect to ERAS-0015 in China, Hong Kong, and Macau, we have exclusive worldwide development and commercial rights for all of our programs.

Our pipeline also includes ERAS-801, a brain-penetrant EGFR inhibitor in development for patients with EGFR-altered GBM (for which we are concluding a Phase 1 trial and exploring further advancement, including via partnerships and investigator-sponsored trials), ERAS-007 ERK1/2 inhibitor, and ERAS-601 SHP2 inhibitor. ERAS-007 and ERAS-601 are being assessed in preclinical studies as potential combination partners with other programs in our pipeline for RAS/MAPK pathway inhibition. Via Erasca Ventures, we made an equity investment in Affini-T, which is developing TCR T-cell therapies against KRAS G12V, KRAS G12D, and KRAS G12C.

Naporafenib: our pan-RAF inhibitor

Our lead product candidate is naporafenib, for which we initiated a pivotal Phase 3 trial in the first half of 2024 for patients with NRASm melanoma. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma and other RAS/MAPK pathway-driven tumors. In-licensed from Novartis, naporafenib has been dosed in over 600 patients to date, whereby safety, tolerability, and acceptable PK and PD have been established in both monotherapy and select combinations, with clinical PoC data in combination with trametinib for patients with NRASm melanoma.

Our development strategy for naporafenib includes our SEACRAFT trials designed to evaluate naporafenib in combination with other targeted therapies. Our SEACRAFT-2 trial is supported by the clinical PoC data in patients with NRASm melanoma that we presented from the SEACRAFT-1 trial at the 2024 Triple Meeting. Clinical PoC in NRASm melanoma is also supported by data presented by Novartis at the ESMO Congress 2022 medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-2 trial, we have entered into a clinical trial collaboration and supply agreement (CTCSA) with Novartis for its MEK inhibitor, trametinib. Pursuant to the CTCSA, we are sponsoring and funding the clinical trial and Novartis is providing its drug to us free of charge. In addition, we are evaluating additional combinations of naporafenib with our other RAS/MAPK pathway targeting agents and/or external agents in preclinical models.

Preclinical profile of naporafenib

Naporafenib is designed to be a reversible, potent and selective ATP-competitive type 2 pan-RAF kinase inhibitor. It has been shown to be most potent against BRAF and CRAF with biochemical IC50 values of 0.1 and 0.2 nM, respectively, and also showed biochemical activity against ARAF with an IC50 of 6.4 nM. Naporafenib is designed to be selective for RAF family kinases, biochemically inhibiting only three non-RAF kinases at >80% at 1 µM (i.e., PDGFRB, DDR1, and DDR2).

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

Clinical Overview

Novartis dosed over 500 patients with naporafenib either as monotherapy or in combination with other anti-cancer agents (investigational or approved). These agents included trametinib (MEK inhibitor), LTT462 (rineterkib; ERK inhibitor), dabrafenib (BRAF V600E inhibitor), ribociclib (CDK4/6 inhibitor), EGF816 (EGFR inhibitor), and spartalizumab (anti-PD-1). The safety, tolerability, and acceptable PK and PD have been established in both monotherapy and select combinations. Specifically, the doublet combinations of naporafenib with trametinib, rineterkib (LTT462), and ribociclib have been evaluated in both Phase 1b dose finding and Phase 2 clinical trials, and we believe PoC has been achieved for the combination of naporafenib and trametinib in patients with NRASm melanoma, the focus of our pivotal SEACRAFT-2 study.

Our initial development strategy is focused on the naporafenib combination with trametinib in patients with NRASm melanoma, an indication with high unmet medical need and no approved targeted therapy options. We will also continue to evaluate activity with other combinations in biomarker-defined populations. Our ultimate goal is to maximize the clinical benefit of naporafenib in the greatest number of patients with cancer.

Clinical safety and tolerability

Monotherapy. A total of 87 patients were enrolled in the monotherapy dose escalation portion of the first-in-human trial (CLXH244X2101) of naporafenib in patients whose tumors had MAPK pathway alterations and progression following standard-of-care (SOC) treatment. A total of 43 patients were enrolled in six QD dosing cohorts (range 100 mg to 1200 mg QD), and 44 patients in total were enrolled in four BID dosing cohorts (200 mg to 800 mg BID). An MTD was not identified for the QD schedule while the MTD/recommended dose for expansion (RDE) for the BID schedule was determined to be 600 mg twice a day (BID). The monotherapy dose expansion portion of the trial was not opened in order to focus on combination development. During naporafenib monotherapy dose escalation, five patients experienced seven dose-limiting toxicities: decreased platelet count (1200 mg QD); neuralgia, maculopapular rash, pruritus (600 mg BID); increased blood bilirubin, hyponatremia, peripheral sensory neuropathy (800 mg BID). For the single-agent cohort, treatment-related adverse events (TRAEs) of any grade were reported in 79 (90.8%) patients. The most frequent (occurring in ≥20% of patients) were dermatitis acneiform (maculopapular pustular eruptions) (24.1%, no Grade 3/4 events), rash (24.1%, Grade 3/4: 1.1%), and fatigue (20.7%, Grade 3/4: 2.3%).

Naporafenib plus trametinib. Three trials have evaluated the combination of naporafenib plus trametinib: the dose finding Phase 1b CLXH254X2102 trial, the Phase 2 CLXH254C12201 trial, and the Phase 1b SEACRAFT-1 trial.

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

The SEACRAFT-1 trial enrolled patients with RAS Q61X mutations across multiple tumor types including melanoma, lung, thyroid, and GI malignancies. As presented at the 2024 Triple Meeting, the combination of naporafenib plus trametinib, evaluated at the 200/1 dose (52 patients), was generally well tolerated with primarily Grade 1 and 2 TRAEs observed. In addition, the frequency of Grade 3 or higher TRAEs was approximately 5% or less across the various categories of events.

In particular, the incidence and severity of skin toxicities improved dramatically in SEACRAFT-1 relative to the prior Phase 1 and 2 trials. We believe these improved AE outcomes were likely due to the implementation of mandatory primary rash prophylaxis as part of our SEACRAFT-1 and -2 trials. More specifically, in SEACRAFT-1, the rate of Grade 3 or higher dermatological toxicities decreased from about 37% in the historical Phase 1 and 2 trials to around 12% in SEACRAFT-1.

Furthermore, although differences exist between trial designs, sites, and patient characteristics, which limit our ability to compare across clinical trial programs, the rate of drug discontinuations due to adverse events markedly decreased from about 19 to 20% in the Phase 1 and 2 trials conducted by Novartis to less than 10% in our SEACRAFT-1 trial. The relative dose intensity (RDI), which is a measure of how much drug a patient receives relative to the trial’s intent, also showed a marked improvement. More specifically, the median RDI of naporafenib increased from 66% and 57%, respectively, for the Novartis Phase 1 and 2 trials to nearly 99% in SEACRAFT-1. Additionally, the median RDI for trametinib increased to nearly 100% in SEACRAFT-1 compared to 59-62% in the Novartis Phase 1 and 2 trials.

Novartis		Erasca
	CLXH254X2102 [200/1]	CLXH254C12201 [200/1]	SEACRAFT-1 [200/1]
	N = 54	N = 30	N = 52
Pts with dermatologic* toxicities, n(%)	49 (90.7)	26 (86.7)	38 (73.1)
Pts with G≥3 dermatologic* toxicities, n(%)	20 (37.0)	11 (36.7)	6 (11.5)
Pts with dermatitis acneiform, n(%)	17 (31.5)	9 (30.0)	11 (21.2)
Pts with G≥3 dermatitis acneiform, n(%)	4 (7.4)	1 (3.3)	1 (1.9)
Pts with rash, n(%)	23 (42.6)	11 (36.7)	22 (42.3)
Pts with G≥3 rash, n(%)	9 (16.7)	4 (13.3)	3 (5.8)
TEAE leading to permanent discontinuation of study treatment n(%)	10 (18.5)	6 (20.0)	5 (9.6)
	5/10 for skin tox TEAE	5/6 for skin tox TEAE	0 for skin tox TEAE
Median RDI, % [naporafenib / trametinib]	66.3 / 59.2	57.5 / 62.4	98.5 /100

200/1 = 200mg naporafenib BID + trametinib 1mg QD; G=CTCAE grade; Pts=patients; RDI=relative dose intensity; TEAE=treatment emergent adverse event

*"Dermatologic" includes MedDRA HLTs (rashes, eruptions and exanthems NEC; bullous conditions; dermatitis and eczema; exfoliative conditions) and the following PTs: dermatitis acneiform, drug eruption, drug reaction with eosinophilia and systemic symptoms, palmar-plantar erythrodysaesthesia, severe cutaneous adverse reaction, toxic skin eruption, photosensitivity reaction, skin fissures, pruritis

Data cut offs- CLXH254C12201 30Dec2022; CLXH254X2102 04Aug2022; SEACRAFT-1 03Sep2024

Due to differences between trial designs and subject characteristics, comparing data across different trials may not be a reliable indicator of data

Summary. Naporafenib administered as monotherapy was generally well tolerated when administered using either a QD or BID schedule. Naporafenib was also generally well tolerated when administered with multiple other therapies with a variety of mechanisms of action (e.g., trametinib, LTT462, spartalizumab) without clinically relevant drug-drug interactions suggesting that naporafenib may be a potential partner for combination approaches.

As would be expected for combination therapies, the combination of naporafenib and trametinib in the Novartis clinical trials demonstrated an increased frequency and severity of AEs, the most common of which were skin toxicities, as compared to either naporafenib or trametinib administered as a monotherapy. However, more recent results from our SEACRAFT-1 trial suggest that mandatory primary rash prophylaxis improved the tolerability results as measured by reduced frequency and severity of dermatological toxicities, reduced drug discontinuation rate due to adverse events, and increased RDI as compared to the historical Novartis trials which did not include the use of mandatory primary rash prophylaxis. We believe this approach increases the potential for improvement in long-term tolerability and consequently increased efficacy.

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

An additional 10 efficacy-evaluable patients with NRAS Q61X melanoma were dosed with naporafenib and trametinib (200/1 dose) in our SEACRAFT-1 trial in the post-IO setting. As presented at the 2024 Triple Meeting, a 40% response rate was observed, including three confirmed responses and one unconfirmed response (uPR). The patient with uPR was still on treatment as of the data cutoff (September 5, 2024). The disease control rate was encouraging at 80%, especially given that these patients have limited treatment options. Finally, 70% of patients remained on treatment as of data cutoff, including all confirmed and unconfirmed responders.

Efficacy-evaluable4 NRAS Q61X melanoma patients (N=10)
naporafenib + trametinib (200/1)1
Best Change in Sum of Measurable Target Lesion Diameters From Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
PD
PD
SD
SD
SD
SD
PR
uPR
PR
uPR
*
Melanoma
Treatment Ongoing

Data cutoff (DCO) as of 05Sep2024

* Patient response was confirmed after DCO

[1] naporafenib 200 mg BID + trametinib 1 mg QD (BID: twice a day; QD: once a day)

[2] Melanoma patient with uPR continuing study treatment with next scan pending

[3] Disease control rate (DCR) = CR + PR + SD; uPR is included

[4] Defined as patients who received at least one dose of study drug, had measurable disease at baseline per RECIST, and had at least one post-baseline response assessment

NRASm: NRAS mutant; PR: partial response; uPR: unconfirmed partial response; PD: progressive disease: SD: stable disease

Duration of treatment in efficacy-evaluable[2] NRAS Q61X melanoma patients (N=10)

naporafenib + trametinib (200/1)[1]

Efficacy-evaluable patients
*
Melanoma
Treatment Ongoing
Partial response (PR)
Stable disease (SD)
Progressive disease (PD)
Not evaluable (NE)
Death
0
5
10
15
20
25
30
35
40
45
Time on Treatment (Weeks)

Data cutoff (DCO) as of 05Sep2024

* Patient response was confirmed after DCO

[1] naporafenib 200 mg BID + trametinib 1 mg QD (BID: twice a day; QD: once a day)

[2] Defined as patients who received at least one dose of study drug, had measurable disease at baseline per RECIST, and had at least one post-baseline response assessment

Summary. We believe clinical PoC in patients with NRASm melanoma has been established for the combination of naporafenib and trametinib. Although clinical trial data across separate trials may not be directly comparable due to differences in trial protocols, conditions, and patient populations, these data compare favorably with the clinical activity observed with the standard of care agents used to treat patients with NRASm melanoma who have progressed on immunotherapy.

Development strategy for naporafenib

Naporafenib’s clinical development plan is centered on the quick and efficient capitalization on the clinical PoC established in patients with NRASm melanoma in the post-IO setting. In December 2023, we announced that the FDA granted FTD to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation.

NRAS-mutated melanoma. The frontline standard of care for patients with NRASm melanoma is an anti-PD-1/L-1-based regimen (immunotherapy) where the PD-1/L-1 inhibitor is administered as monotherapy or in combination. The highest unmet medical need in this population is in the post-IO setting, where there is no single global regulatory or accepted SOC. Rather, an analysis of regulatory approvals of drugs for patients with melanoma, published treatment guidelines, and the feedback from an advisory board attended by treating physicians in North America, Europe, and Australia indicate that the treatment choices for this post-IO patient population include cytotoxic chemotherapy (e.g., dacarbazine, temozolomide, etc.), single agent MEK inhibitors (e.g., trametinib, binimetinib, cobimetinib), and clinical trials. In addition, there is no clear preference for what type of chemotherapy or MEK inhibitor should be administered. The best reference data for chemotherapy in patients with NRASm melanoma are from the NEMO trial. The patient composition was 82% treatment-naïve, 16% 2nd line, 2% 3rd line or more. The major strength of these reference data is this is the largest and most recent phase 3 dataset in which all patients had NRASm melanoma and are relatively homogeneous, with the vast majority being treatment-naïve. The major weakness is that only 21% of patients had received prior IO therapy. In the NEMO trial, the ORR for chemotherapy was 7%, the mPFS was only 1.5 months, and mOS was 10.1 months. Furthermore, the NEMO trial showed that the MEK inhibitor binimetinib had an ORR of 15%, a mPFS of 2.8 months, and a mOS of 11.0 months. As described above, the mOS observed for chemotherapy and binimetinib in NEMO may overestimate what will be observed in the control arm of the SEACRAFT-2 trial. A cross-trial comparison suggests that the combination of pan-RAF inhibitor plus MEK inhibitor may be superior to MEK inhibition alone or standard of care chemotherapy. We are testing this hypothesis in the SEACRAFT-2 randomized controlled trial in the post-IO setting for potential registration.

Clinical development plan for naporafenib

Naporafenib is our most advanced clinical-stage program. We believe it has the potential to change the standard of care indications with high unmet medical need, such as patients with NRASm melanoma, as well as patients with RAS/MAPK solid tumors.

SEACRAFT-1. The SEACRAFT-1 trial is a signal-seeking Phase 1b trial in patients with RAS/MAPK solid tumors. We believe that while the preliminary SEACRAFT-1 data do not support further exploration of a tissue-agnostic indication, they do reinforce the potential of the ongoing Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma.

SEACRAFT-2. The SEACRAFT-2 trial, which we initiated in the first half of 2024, is formally testing the hypothesis supported by the clinical PoC data in patients with NRASm melanoma. In Stage 1 of the SEACRAFT-2 trial, we are evaluating two combination doses of naporafenib and trametinib [400/0.5 and 100/1 (doses are listed as naporafenib mg BID/trametinib mg QD)] as well as single-agent trametinib. Along with the 200/1 dose from the SEACRAFT-1 trial, we aim to identify one dose to incorporate into the potentially registration-enabling portion of the trial.

In Stage 2 of the SEACRAFT-2 trial, we plan to enroll NRASm melanoma patients who have progressed on, or are intolerant to, SOC ICI therapy into a potentially registration-enabling randomized Phase 3 trial in which patients will receive either naporafenib plus trametinib or physician’s choice of therapy (dacarbazine, temozolomide, or trametinib monotherapy). We have designed the trial to demonstrate superiority in PFS and/or OS based on benchmarks from published literature. Important details of the trial design, such as the primary endpoints and choice of therapy in the physician’s choice comparator arm, have been discussed with regulatory authorities. SEACRAFT-2 has the potential for approval based on the high unmet medical need of these patients as well as the alignment with US and European regulators on the NRASm melanoma indication.

We expect to have Phase 3 Stage 1 randomized dose optimization data in the second half of 2025.

In addition, we have introduced proactive safety management, including mandatory primary rash prophylaxis, that is designed to improve the safety and tolerability of this regimen for patients participating in our trials.

Other development opportunities. A strong motivation to add naporafenib to our precision oncology pipeline is the potential synergy of naporafenib with our other agents that target the RAS/MAPK pathway. These combinations may enable targeting of other RAS/MAPK pathway mutations beyond NRASm melanoma and may expand the potential impact of naporafenib to larger patient populations.

RAS Franchise: ERAS-0015 pan-RAS molecular glue and ERAS-4001 pan-KRAS small molecule inhibitor

Our RAS franchise consists of two preclinical molecules: ERAS-0015, a pan-RAS molecular glue for which we plan to file the IND in mid-Q2 2025, and ERAS-4001, a pan-KRAS small molecule inhibitor for which we plan to file the IND in the second quarter of 2025. Phase 1 monotherapy data readouts are expected for each of the ERAS-0015 AURORAS-1 and ERAS-4001 BOREALIS-1 clinical studies in 2026.

Both molecules exceed our target product profile across three key attributes: potency, favorable ADME/PK properties including oral bioavailability, and strong IP position. Improved potency and oral bioavailability may enable dosing at a lower dose, particularly for ERAS-0015, which could translate into linear PK across biologically relevant doses, better GI tolerability profile given the lower drug load in the GI tract, and an improved therapeutic window.

We are pursuing a clinical development strategy that we believe could enable us to address RAS mutant tumor types where there is the highest unmet medical need, including CRC, PDAC, and NSCLC. We plan to move swiftly into strategic combinations while, in parallel, characterizing the monotherapy activity and combination potential of each program. We also plan on capitalizing on our unique portfolio which has complementary proposed mechanisms of action and target profiles to develop these novel combinations.

ERAS-0015: our pan-RAS molecular glue

Biophysical characterization of ERAS-0015

ERAS-0015 is a pan-RAS molecular glue that we believe has the potential to treat patients with RAS mutant solid tumors. The molecule forms a tripartite complex with Cyclophilin A (CypA) and the active form of RAS to inhibit RAS-dependent signaling. In surface plasmon residence (SPR) and isothermal titration calorimetry (ITC) binding assays, ERAS-0015 has demonstrated 8-21-fold higher binding affinity to cyclophilin A relative to RMC-6236 (the leading pan-RAS molecular glue in development), which we believe may enable more potent inhibition.

We performed a tumor PK distribution assessment in TGI studies of ERAS-0015 versus RMC-6236 in PK-59 and PSN-1 CDX models. PK concentrations of paired tumor and blood samples were measured at 4 and 24 hours after the last dose of the TGI studies.

In the PK-59 CDX study, the dose normalized ERAS-0015 (across 3 ERAS-0015 dose levels: 0.1, 0.3, and 1 milligrams per kilograms (mpk)) tumor PK exposures relative to the corresponding blood concentrations at 4 and 24 hours post-dose were much higher compared to the same measure for RMC-6236 (dose normalized for 2 RMC-6236 dose levels: 1 and 3 mpk), indicating preferential tumor distribution for ERAS-0015. In addition, the decrease in ERAS-0015 tumor concentrations from 4 to 24 hours post-dose was much smaller compared to that of RMC-6236, suggesting longer tumor residence time for ERAS-0015.

Similar findings were also observed in the PSN-1 CDX study as shown in the figure on the right. (In the PSN-1 model, ERAS-0015 exposures were dose normalized across 0.3 and 1 mpk; RMC-6236 exposures were dose normalized across 3 and 10 mpk).

Taken together, these data demonstrated that ERAS-0015 showed preferential tumor distribution and longer residence time relative to RMC-6236, which we believe may help drive antitumor activity. We believe that the preferential tumor distribution and longer residence time could be related to the higher CypA binding affinity.

Preclinical potency of ERAS-0015

In multiple in vitro cell lines containing representative mutations in KRAS G12X, Q61R, and G13D as well as KRAS wildtype, ERAS-0015 showed superior in vitro potency when compared to RMC-6236 with an average of 5 times greater potency. The molecule showed subnanomolar to nanomolar potency against KRAS G12X, G13D, and KRAS wildtype and was also active against HRAS and NRAS. ERAS-0015 showed no activity in the BRAF V600E A375 cell line, demonstrating selective inhibition of RAS.

Mutation	Tumor type	Cell line	ERAS-0015 cell growth inhibition (nM)	RMC-6236 cell growth inhibition (nM)	ERAS-0015:RMC-6236 Fold Potency
KRAS G12C	NSCLC	H358 (adagrasib-resistant)	0.8	3.6	**4.5x**
	NSCLC	LU99	1.4	5.4	**3.9x**
KRAS G12D	NSCLC	A-427	13.3	59.2	**4.5x**
	CRC	SW620	0.2	1.3	**6.5x**
	CRC	GP2d	0.9	4.6	**5.1x**
	PDAC	AsPc-1	2.0	26.7	**13.4x**
	PDAC	HPAC	4.8	15.5	**3.2x**
	PDAC	PK-59	10.7	10.7	**1x**
	PDAC	KP-4	5.0	19.7	**3.9x**
	PDAC	Panc 04.03	5.7	26.4	**4.6x**
KRAS G12V	Lung Cancer	NCI-H727	0.4	1.7	**4.3x**
	Lung Cancer	NCI-H441	1.4	16.7	**11.9x**
	CRC	SW480	0.8	6.8	**8.5x**
	PDAC	CAPAN-1	2.5	7.1	**2.8x**
	Ovarian leiomyosarcoma	RKN	0.7	1.6	**2.3x**
KRAS G12R	PDAC	PSN-1	5.3	17.1	**3.2x**
KRAS G12S	NSCLC	A-549	4.1	38.3	**9.3x**
KRAS Q61R	PDAC	Panc 02.13	7.4	44.3	**6x**
KRAS G13D	CRC	LoVo	2.8	1.5	**0.5x**
	CRC	HCT-116	5.5	26.2	**4.8x**
KRAS WT Amplified	Gastric	MKN-1	13.8	55.8	**4x**
EGFR L858R / T790M	NSCLC	H1975	6.5	11.4	**1.8x**
MET amplified	NSCLC	EBC-1	4.4	16.9	**3.8x**
BRAF V600E	Melanoma	A375	>6,000	>6,000	**N/A**

Preclinical efficacy of ERAS-0015

In vivo, ERAS-0015 achieved tumor regression in multiple CDX models across PDAC, CRC, and NSCLC tumor types at doses as low as 0.3 to 0.5 mpk. Potentially due to its greater binding affinity to CypA than RMC-6236, ERAS-0015 demonstrated comparable to greater in vivo antitumor activity at doses which were approximately one-tenth to one-eighth of the dose of RMC-6236.

For example, in the PK-59 KRAS G12D PDAC model, the tumor regression that was observed with RMC-6236 at 3 mpk was comparable to the regression that was observed with ERAS-0015 at 0.3 mpk. This difference in in vivo antitumor activity was observed across multiple CDX models including KRAS G12R PDAC CDX PSN-1 and KRAS G12V CRC CDX SW620.

This difference in in vivo antitumor activity was also observed in the NCI-H727 KRAS G12V NSCLC CDX model. ERAS-0015 was able to achieve tumor regression at 1 mpk relative to RMC-6236 at 10 mpk.

Activity was also observed with the combination of ERAS-0015 and anti-PD-1 therapy in a KPC KRAS G12D CDX model where tumor regression was maintained even after treatment was stopped on Day 31. Furthermore, tumors did not form after a rechallenge with tumor cells, which involved injecting the tumor cells in the contralateral side of the animal without administering any drug therapy. These rechallenge data suggest that the combination of ERAS-0015 and anti-PD-1 can stimulate immunologic antitumor memory in the rechallenged mouse. Doses administered were tolerable as measured by body weight change.

Pharmacokinetics and ADME of ERAS-0015

ERAS-0015 has shown encouraging PK results in multiple species, including mouse, rat, dog, and monkey. In a head-to-head comparison of ERAS-0015 and RMC-6236, ERAS-0015 outperformed RMC-6236 on three key metrics (specifically, lower clearance, longer half-life, and higher bioavailability demonstrated across all species tested) that we believe may provide ERAS-0015 a clinical advantage in the clinic over RMC-6236.

ERAS-0015 has shown favorable overall ADME properties in vitro and encouraging PK characteristics in in vivo animal studies that we believe support development in clinic. Based on the differentiated potency and PK/ADME results, we predict that ERAS-0015 will be efficacious at lower doses than the leading pan-RAS molecular glue in development, which may lower the risk of solubility-limited absorption issues and enable linear PK exposure relative to the leading pan-RAS molecular glue in development. In addition, the hERG IC50 was greater than 10 micromolar which suggests potentially lower concern for cardiovascular risk.

Initial clinical development strategy for ERAS-0015

We are planning an initial clinical trial for ERAS-0015 which we refer to as AURORAS-1. The AURORAS-1 trial is expected to assess ERAS-0015 as a monotherapy and in combination with approved and unapproved therapies for the treatment of patients with RASm solid tumors. We plan to file an IND for the AURORAS-1 trial in mid-Q2 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

ERAS-4001: our pan-KRAS small molecule inhibitor

Biophysical characterization and preclinical potency of ERAS-4001

ERAS-4001 is a pan-KRAS small molecule inhibitor that demonstrated high affinity and long target residence time in vitro against multiple KRAS G12X mutations as well as KRAS wildtype, and selectivity for KRAS wildtype over HRAS wildtype and NRAS wildtype.

ERAS-4001 potently and selectively inhibited multiple cell lines that represent KRAS G12X, G13D, and wildtype with single digit nanomolar potency. Demonstrating selective inhibition of KRAS, ERAS-4001 showed no activity in two KRAS independent cell lines, which are shown at the bottom.

KRAS Mutation	Tumor type	Cell line	ERAS-4001 cell growth inhibition (nM)
KRAS G12D	Pancreatic	AsPC-1	**1.8**
	Pancreatic	Panc 04.03	**1.9**
	Pancreatic	HPAC	**1.0**
	Pancreatic	PK-59	**2.6**
KRAS G12V	Lung	NCI-H727	**3.5**
	Lung	NCI-H441	**0.7**
	Ovary	RKN	**2.3**
	Colorectal	SW620	**9.1**
KRAS G12C	Lung	LU99	**2.7**
	Pancreatic	MIA PaCa-2	**1.1**
	Lung	NCI-H2030	**4.5**
KRAS G12A	Multiple Myeloma	RPMI-8226	**6.5**
	Lung	NCI-H1573	**37.7**
KRAS G13D	Colorectal	LoVo	**5.8**
	Colorectal	HCT-116	**56**
KRAS WT	Lung	NCI-H1975	**10.8**
	Stomach	MKN-1	**3.6**
KRAS Independent	Melanoma	A375	**>2,000**
	Lung	NCI-H226	**3,497**

In biochemical assays, ERAS-4001 potently inhibited KRAS in both the GTP- and GDP-bound states with single digit nanomolar IC50s. ERAS-4001’s potent disruption of binding between KRAS G12D and the RAS-binding domain peptide is intended to model ERAS-4001’s potential to block KRAS from signaling downstream via the RAS/MAPK pathway. ERAS-4001 showed the potential to inhibit KRAS mutants where KRAS spends more time in the activated GTP-bound state, such as G12D and G12V mutations.

Preclinical activity of ERAS-4001

ERAS-4001 showed encouraging in vivo activity in multiple CDX models. ERAS-4001 achieved tumor stasis and regression in three sensitive KRAS G12D models and one sensitive KRAS G12V model. In addition, ERAS-4001 showed promising activity in the pan-KRAS inhibitor insensitive model, the KRAS G12V mutant CDX NCI-H727.

Model	Sensitivity to pan-KRAS inhibitors	ERAS-4001 Dose (mg/kg BID)	TGI (%)
PK-59 (KRAS G12D PDAC CDX)	sensitive	30	101
		100	107
HPAC (KRAS G12D PDAC CDX)	sensitive	50	114
LU-01-1381 (KRAS G12D NSCLC PDX)	sensitive	30	108
RKN (KRAS G12V Ovarian CDX)	sensitive	30	117
NCI-H727 (KRAS G12V NSCLC CDX)	insensitive	30	30
		100	77
		300	101
NCI-H727 (KRAS G12V NSCLC CDX)	insensitive	30	41
		100	76
		300	97

ERAS-4001 has also demonstrated antitumor activity in combination with an anti-PD-1 in a KPC KRAS G12D CDX model where tumor regression was maintained even after treatment was stopped on Day 38. Furthermore, no tumors formed in the rechallenge study, suggesting the combination of ERAS-4001 and anti-PD-1 can stimulate immunologic antitumor memory in the rechallenged mouse.

Pharmacokinetics and ADME of ERAS-4001

ERAS-4001 showed encouraging PK results, including oral bioavailability in mouse, rat, and dog.

ERAS-4001 demonstrated favorable ADME results in vitro. The GLP cardiovascular telemetry study in dogs showed no QTc prolongation.

Initial clinical development strategy for ERAS-4001

We are planning an initial clinical trial for ERAS-4001, which we refer to as BOREALIS-1. The BOREALIS-1 trial is expected to assess ERAS-4001 as a monotherapy and in combination with approved and unapproved therapies for the treatment of patients with KRASm solid tumors. We plan to file an IND for the BOREALIS-1 trial in the second quarter of 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

ERAS-12: our EGFR D2/D3 biparatopic antibody program

Inhibition of activated EGFR signaling mediated by overexpression of EGFR has shown promise in treating various tumors, including CRC and head and neck squamous cell carcinoma. In tumors where overexpression of wildtype EGFR is thought to be a primary driver of EGFR signaling, an antibody-based approach is an effective way to target the receptor, and approved antibodies have demonstrated good tolerability as well as activity by inhibiting EGFR activation and mediating antibody-dependent cellular cytotoxicity, a process by which the antibody alerts the immune system to attack the bound tumor cell. However, all approved anti-EGFR antibodies target D3 only, which is the main site for ligand binding, and no approved antibodies target D2, which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. Overexpression of EGFR activates EGFR signaling by facilitating both homo- and heterodimerization. Consequently, an antibody that targets D2, the receptor domain responsible for dimerization upon ligand binding, would be predicted to be particularly efficacious.

Biparatopic antibodies are a subset of bispecific antibodies that have specificity for unique, non-overlapping epitopes found on the same molecular target. We are developing a bpAb that targets these two distinct domains on the EGFR receptor, which allows the antibody to inhibit both the ligand binding and dimerization functionality of the receptor.

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

This dual inhibition can potentially achieve differentiated and potentially more effective EGFR inhibition than currently approved EGFR antibodies. Overall, we anticipate this strategy will result in better control of tumor growth and delay the emergence of resistance mechanisms.

ERAS-12 is also designed with enhanced Fc-effector functions, including complement dependent cytotoxicity, antibody dependent cellular cytotoxicity, and antibody dependent cellular phagocytosis. The Fc region of IgG1 contains several binding sites for immune effector cells (i.e., Fcγ) and the classical complement protein C1q. As noted, this antibody is biparatopic, binding to both D2 and D3 of EGFR. This potentially can produce oligomerized EGFR-antibody structures on the cell surface. Complexes of this type can amplify Fc-effector functions creating multiple mechanisms to induce tumor cell death.

The biparatopic antibody ER-3a/ER-2a and EGFR active state-binding antibody ER-2a inhibited cell growth in FaDu, an HNSCC cell line, and HCT-8, a CRC cell line, and the NSCLC cell line H1975. FaDu and HCT-8 expressed wildtype EGFR and H1975 expressed EGFR with two kinase domain mutations, L858R and T790M. EGFR’s ligand, EGF, was added to these cells to further stimulate EGFR activity and model environments where EGF is expressed. As expected, only the two antibodies that recognized the active state of EGFR, ER-3a/ER-2a, inhibited the proliferation of all three cell lines, as indicated by a reduced confluency percentage.

ERAS-007: our ERK inhibitor

ERAS-007 is designed to be a potent and selective oral inhibitor of ERK1/2. In preclinical studies, ERAS-007 demonstrated the highest potency and longest target residence time of any ERK inhibitors of which we are aware. We evaluated the safety, tolerability, PK, PD, and preliminary antitumor activity of ERAS-007 in patients with advanced or metastatic solid tumors in our HERKULES series of clinical trials. The final HERKULES trial was deprioritized in May 2024, even though ERAS-007 administered as a monotherapy or in combination was safe and tolerable and achieved confirmed responses in combination with encorafenib and cetuximab in patients with BRAF-mutant CRC. We consider ERAS-007 a potential combination agent with other RAS/MAPK pathway targeting compounds in our pipeline, as well as with standard of care agents.

ERAS-801: our central nervous system (CNS)-penetrant EGFR inhibitor

ERAS-801 is designed to be a potent, selective, reversible, and orally available small molecule with both: (1) highly enhanced CNS penetration (achieved 8.2:1 brain:plasma ratio in mice, and a mean cerebrospinal fluid (CSF) to unbound plasma concentration ratio (Kp,uu,csf) of 0.9 in human patients), and (2) the ability to target both EGFR mutants such as EGFRvIII, the most common mutant form of EGFR found in GBM, and wtEGFR, which heterodimerizes with EGFRvIII. We evaluated the safety, tolerability, PK, PD, and preliminary antitumor activity of ERAS-801 in patients with recurrent GBM in our THUNDERBBOLT-1 clinical trial. In May 2024, we announced that we had deprioritized the THUNDERBBOLT-1 trial, even though ERAS-801 was tolerable and achieved a confirmed partial response. We are exploring further advancement of the ERAS-801 program, including via partnerships and select investigator-sponsored trials.

ERAS-601: our SHP2 inhibitor

ERAS-601 is designed to be a potent and selective oral inhibitor of SHP2. In preclinical studies, ERAS-601 demonstrated strong in vitro potency relative to other SHP2 inhibitors (RMC-4550 and TNO155) and favorable ADME and PK results, which we believe support its evaluation in a broad range of potential combination therapies. We evaluated the safety, tolerability, PK, PD, and preliminary antitumor activity of ERAS-601 in patients with advanced or metastatic solid tumors in the FLAGSHP-1 clinical trial. The FLAGSHP-1 trial was deprioritized in November 2023, even though ERAS-601 administered as a monotherapy and in combination was tolerable and achieved confirmed responses as a monotherapy and in combination with cetuximab. We consider ERAS-601 a potential combination agent with other RAS/MAPK pathway targeting compounds in our pipeline, as well as with standard of care agents.

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

Guangzhou Joyo

In May 2024, we entered into an exclusive license agreement (the Joyo License Agreement) with Joyo under which we were granted an exclusive, worldwide (except mainland China, Hong Kong and Macau), royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Joyo to develop, manufacture, and commercialize certain pan-RAS inhibitors in all fields of use. We have an option to expand the territory of the license to include mainland China, Hong Kong and Macau by making a $50.0 million payment to Joyo on or prior to the first dosing of the first patient in a Phase 2 clinical trial by either us or Joyo, or a payment of $150.0 million after the first dosing of the first patient in a Phase 2 clinical trial by either us or Joyo, and before filing a new drug application (or the foreign equivalent) by either us or Joyo. We have the right to sublicense (through multiple tiers) our rights under the Joyo License Agreement, subject to certain limitations and conditions, and are required to use commercially reasonable efforts to commercialize licensed products in the United States.

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

Medshine

In May 2024, we entered into an exclusive license agreement (the Medshine License Agreement) with Medshine under which we were granted an exclusive, worldwide, royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Medshine to develop, manufacture and commercialize certain pan-KRAS inhibitors in all fields of use. We have the right to sublicense (through multiple tiers) our rights under the Medshine License Agreement, subject to certain limitations and conditions, and are required to use commercially reasonable efforts to commercialize licensed products in certain geographical markets.

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

Emerge Life Sciences

In March 2021, we entered into an asset purchase agreement (the ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein we purchased all rights, title, and interest (including all patent and other intellectual property rights) to ELS’s EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3. Under the ELS Purchase Agreement, we issued 500,000 shares of our common stock to ELS and made an upfront payment of $2 million, which represent all of the consideration payable to ELS under the ELS Purchase Agreement.

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

Commercialization

We intend to maintain exclusive worldwide development and commercialization rights to our product candidates (excluding programs in our pipeline that arise from an investment made by Erasca Ventures in a third party), other than with respect to ERAS-0015 in China, Hong Kong, and Macau, and, if marketing approval is obtained, to commence commercialization activities by building a focused sales and marketing organization to sell our products on our own in the United States and potentially other regions such as Europe. We will likely seek commercialization partnerships for our product candidates in other regions beyond the United States and Europe. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for commercialization in the United States and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, and the status of our pipeline, may all influence or alter our commercialization plans.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies, and traditional chemotherapy. There are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, Boehringer Ingelheim, BridgeBio, Bristol Myers Squibb, Eli Lilly, Jacobio Pharmaceuticals, Merck, Pfizer, Revolution Medicines, and Roche/Genentech.

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

As of December 31, 2024, our patent estate for the programs listed below, which consists of owned and in-licensed patent families, includes nineteen issued US patents, eight pending US provisional applications, twenty-six pending US non-provisional patent applications, two hundred one issued foreign patents, eight pending international patent applications filed under the Patent Cooperation Treaty (PCT application), and one hundred sixty-two pending foreign patent applications in various markets outside of the United States. In particular, we have patents and/or patent applications pending for each of our product candidates.

Naporafenib

As of December 31, 2024, we have in-licensed ten patent families from Novartis. The ten patent families relate to RAF inhibitors, their preparation, and methods of use. One of the families covers the naporafenib product candidate compound and additional RAF inhibitor compounds, their preparation and methods of use, and includes four issued US patents, eighty-six issued foreign patents, and five pending foreign patent applications. The nine additional in-licensed families cover further methods of using naporafenib, diagnostic methods, and additional RAF inhibitor compounds, their preparation and methods of use, and include six issued US patents, seven pending US non-provisional applications, one pending PCT patent application, fifty issued foreign patents, and forty-nine pending foreign patent applications. The granted patents and any further patents that issue from applications from the ten in-licensed families are expected to expire between 2034 and 2043, absent any patent term adjustments or extensions.

As of December 31, 2024, we own two patent families relating to naporafenib and their methods of use and include two pending PCT patent applications and two pending foreign patent applications. Any patents issued from these patent applications are expected to expire in 2044, absent any patent term adjustments or extensions.

ERAS-0015

As of December 31, 2024, we have in-licensed one patent family from Joyo. The patent family relates to compositions of RAS molecular glues, their preparation and methods of use, and includes one pending foreign patent application and one pending PCT patent application. Any patents that issue from applications for the in-licensed family are expected to expire in 2043, absent any patent term adjustments or extensions.

As of December 31, 2024, we own six patent families relating to methods of using ERAS-0015 and include six pending US provisional applications. Any patents issued from these applications are expected to expire in 2045, absent any patent term adjustments or extensions.

ERAS-4001

As of December 31, 2024, we have in-licensed one patent family from Medshine relating to RAS inhibitors, their preparation, and methods of use. The patent family includes one pending US non-provisional patent application, seven pending foreign patent applications, and one pending PCT patent application. Any patents that issue from applications for the in-licensed family are expected to expire in 2043, absent any patent term adjustments or extensions.

As of December 31, 2024, we own three patent families relating to additional RAS Inhibitors, their preparation, and methods of use. The patent families include one pending US non-provisional patent application, two pending US provisional patent applications, two pending foreign patent applications, and two pending PCT patent applications. Any patents issued from these applications are expected to expire between 2042 and 2044, absent any patent term adjustments or extensions.

ERAS-12

As of December 31, 2024, we own two patent families relating to EGFR antibodies, their preparation, and methods of use. The patent families include two pending US non-provisional patent applications, and two pending foreign patent applications. Any patents issued from these applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

ERAS-007

As of December 31, 2024, we have in-licensed three patent families from Asana. The three patent families relate to ERK 1/2 inhibitors, their preparation, and methods of use. One of the families covers the ERAS-007 product candidate compound and additional ERK1/2 inhibitor compounds, their preparation and methods of use, and includes five issued US patents, one pending US non-provisional patent application, fifty issued foreign patents, and one pending foreign patent application. The additional in-licensed families cover methods of using ERAS-007 and include two pending US non-provisional patent applications and fourteen pending foreign patent applications. The granted patents and any further patents that issue from applications from the three in-licensed families are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2024, we also own seven patent families relating to ERAS-007. The patent families include five pending US non-provisional patent applications, one pending PCT patent application and thirty-seven pending foreign patent applications. Any patents issued from these patent applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

ERAS-801

As of December 31, 2024, we have sub-licensed four patent families from Katmai, which Katmai in-licensed from the University of California, Los Angeles (UCLA). One of the families covers the ERAS-801 product candidate compound and additional EGFR inhibitor compounds, their preparation and methods of use, and includes one issued US patent, one pending US non-provisional patent application, four issued foreign patents, and twenty four pending foreign patent applications. The three additional in-licensed families relate to additional EGFR inhibitor compounds, their preparation and methods of use, and include three pending US non-provisional patent applications, one issued foreign patent, and eleven pending foreign patent applications. The granted patent and any further patents that issue from applications from the four in-licensed patent families are expected to expire between 2038 and 2041, absent any patent term adjustments or extensions.

As of December 31, 2024, we co-own with UCLA one patent family, relating to additional EGFR inhibitor compositions, their preparation and methods of use. This patent family includes one pending US non-provisional patent application. Any patents issued from this application are expected to expire in 2041, absent any patent term adjustments or extensions.

As of December 31, 2024, we own two patent families relating to EGFR inhibitor polymorph forms and methods of using EGFR inhibitor compositions. These patent families include one pending US non-provisional patent application, twelve pending foreign patent applications, and one pending PCT patent application. Any patents issued from these applications are expected to expire between 2042 and 2044, absent any patent term adjustments or extensions.

ERAS-601

As of December 31, 2024, we have in-licensed two patent families from NiKang. These two patent families relate to SHP2 inhibitor compositions, their preparation, and methods of use. One of the families covers the ERAS-601 product candidate compound, its preparation and methods of use, and includes three issued US patents, one pending US non-provisional patent application, twelve issued foreign patents and fourteen pending foreign patent applications. The second family covers additional SHP2 inhibitor compositions, their preparation and methods of use, and includes one issued US patent application, three issued foreign patents and three pending foreign patent applications. The granted patents and any further patents that issue from applications from the two in-licensed families are expected to expire in 2039, absent any patent term adjustments or extensions.

As of December 31, 2024, we also own six patent families relating to ERAS-601 and their methods of use, and include six pending US non-provisional patent applications, and twenty-five pending foreign patent applications. Any patents issued from these applications are expected to expire between 2041 and 2042, absent any patent term adjustments or extensions.

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

US regulation of drugs and biologics

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations, and biologics under the FDCA and the Public Health Service Act and their implementing regulations. FDA approval of an NDA or biologics license application (BLA) or supplement is required before any new unapproved drug, biologic or dosage form, including a new use of a previously approved drug or biologic, can be marketed in the United States.

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

In addition, under the Pediatric Research Equity Act (PREA), an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, or a deferral or waiver for such data, as described in an agreed initial Pediatric Study Plan (iPSP). The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an iPSP within sixty days after an end-of-Phase 2 meeting, if no such meeting occurs, then before the start of the pivotal study or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, such as a molecular target relevant to pediatric cancers, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted.

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

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track designation (FTD) program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, product candidates are eligible for FTD if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. FTD applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review, if the relevant criteria are met. An NDA or BLA for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation (BTD) to expedite its development and review. A product candidate can receive BTD if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a FTD and/or BTD, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. An NDA or BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new molecular entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to 10 months under standard review).

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

FDA regulation of companion diagnostics

If safe and effective use of a drug or biologic depends on an in vitro diagnostic, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA may not approve the drug or new indication if the companion diagnostic device is not also approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our product candidates will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research or the FDA’s Center for Biologics Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase disclosure and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which took effect on January 31, 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements also apply.

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

Additionally, for applications that meet specific criteria, the EU Centralized Procedure includes an option for Conditional Marketing Authorization (CMA) based on less comprehensive clinical data, where the benefit of earlier approval outweighs the risk that additional data are still required. CMA must be renewed annually, and includes specific post marketing obligations, such as completing ongoing or new studies to provide additional confirmatory data.

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

Pediatric Development

In the EU, MAAs for new medicinal products candidates have to include the results of trials conducted in the pediatric population, or a waiver or deferral for such data, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there is sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and trial results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of authorization).

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

Facilities

Our corporate headquarters is located in San Diego, California, where we lease 77,828 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances. In January 2024, we entered into an agreement to sublease approximately 10,000 square feet of such office space. The agreement has a term of three years, and includes an option for the subtenant to renew for an additional year and an early termination clause. In July 2024, we entered into a second agreement to sublease approximately 18,000 square feet of such office space. The agreement has a term of 61 months beginning in October 2024, and includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, we entered into a third agreement to sublease approximately 5,000 square feet of such office and laboratory space. The agreement has a term of one year, and includes an option for the subtenant to renew for an additional year.

We also lease 29,542 square feet of office and laboratory space in South San Francisco, California, pursuant to a lease that expires in October 2032, with an option to extend the term by five years, subject to certain conditions.

We believe our existing facilities are adequate to meet our current business requirements for the near term, and that additional space will be available on commercially reasonable terms, if required.

Employees

As of February 28, 2025, we had 103 full-time employees (FTEs), 33 of whom have doctorate degrees. Of our FTEs, 68 are engaged in research and development activities, and 35 are engaged in general and administrative activities. The majority of our employees are located in San Diego County, California. None of our employees are represented by labor unions or covered by collective bargaining units. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Our scientific approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop or obtain regulatory approval for any products of commercial value. In addition, while we are currently conducting our SEACRAFT-2 Phase 3 clinical trial for naporafenib, our remaining product candidates are in the preclinical or discovery stage. We have not yet completed any later-stage, large-scale or pivotal clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue. Our net losses were $161.7 million and $125.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $767.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of our product candidates, discovering, acquiring or in-licensing additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies, and seek regulatory approval for our current product candidates and any future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including naporafenib, ERAS-0015, ERAS-4001, ERAS-007, ERAS-801, and ERAS-601. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million through the Agent, of which we had sold $21.9 million as of December 31, 2024. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sale Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

While we are currently conducting our SEACRAFT-2 Phase 3 clinical trial for naporafenib, all of our other programs are still in the preclinical or discovery stage. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our scientific approach, which is singularly focused on shutting down the RAS/MAPK pathway, a novel and unproven approach. While we have had favorable preclinical study results for certain of our development programs, and reported encouraging data from our clinical trials of naporafenib, including SEACRAFT-1, our Phase 1b trial in patients with RAS Q61X solid tumors, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in late-stage clinical trials or in obtaining marketing approvals from the FDA or other regulatory authorities or in commercializing such product candidates. In addition, while we believe our pipeline will yield multiple additional INDs for our development programs in the future, we may not be successful in our discovery efforts, and even if successful, we may not be able to submit INDs and have such INDs accepted to enable us to commence clinical trials on the timelines we expect, if at all. Our research methodology and scientific approach may be unsuccessful in identifying additional product candidates, and any product candidates may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In particular, using multiple agents to shut down multiple nodes of the RAS/MAPK pathway simultaneously is a novel approach that may have unexpected consequences, including adverse events that preclude successful development and approval of our product candidates. Further, because all of our current product candidates and development programs are based on the RAS/MAPK pathway, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts, such as those for our SEACRAFT-2 clinical trial, or our planned AURORAS-1 and BOREALIS-1 clinical trials. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. In addition, clinical trial data across separate trials may not be directly comparable due to differences in trial protocols, conditions and patient populations. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while naporafenib plus trametinib was evaluated in several clinical trials that we believe demonstrated PoC in patients with NRAS-mutant melanoma, we do not know how naporafenib plus trametinib will perform in our SEACRAFT-2 Phase 3 clinical trial, whether due to design differences, patient population or otherwise. For these reasons and others, we do not know whether our product candidates will perform in ongoing or future clinical trials as they have performed in prior trials and studies or in preliminary or interim data readouts for ongoing trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed for any of our development programs, such results may delay or prevent the initiation of clinical trials for such development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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

We have never completed any later-stage or pivotal clinical trials and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or BLA or similar regulatory submissions to comparable foreign regulatory authorities is a complicated process. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA, BLA or other comparable foreign regulatory submission for any product candidate. We are also conducting and plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities, and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in submitting marketing applications, including NDAs and BLAs, and commercializing our product candidates.

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

We may seek orphan drug designation (ODD) for our product candidates; however, we may never receive such designations. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product candidate if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. ODD must be requested before submitting an NDA or BLA.

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

We are currently conducting and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such clinical trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign clinical trial data are not intended to serve as the sole basis for approval, if the clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We may in the future seek an expedited approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval and conditional approval are usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug or biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug or biologic on an expedited basis. In addition, in December 2022, former President Biden signed an omnibus appropriations bill to fund the US government through fiscal year 2023. Included in that omnibus bill was the Food and Drug Omnibus Reform Act of 2022, which among other things, provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

We have obtained FTD from the FDA for naporafenib, in combination with trametinib, for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti-PD-L1-based regimen, and whose tumors contain an NRAS mutation, and we may seek additional FTDs for our current or future product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs and biologic are eligible for FTD if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. FTD applies to the combination of the product candidate and the specific indication for which it is being studied. FTD allows for close and frequent interaction with the FDA during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Specifically, there are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Amgen, Boehringer Ingelheim, BridgeBio, Bristol Myers Squibb, Eli Lilly, Jacobio Pharmaceuticals, Merck, Pfizer, Revolution Medicines, and Roche/Genentech.

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

We have increased our organization from 30 employees as of December 31, 2019 to 103 full-time employees as of February 28, 2025. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below); established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price increase disclosure and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Our business is subject to risks arising from pandemic and epidemic diseases.

Future pandemics, including the residual effects of the COVID-19 pandemic, or other public health epidemics pose the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. We cannot guarantee that pandemics, such as COVID-19 or the emergence of variants thereof, or a similar event, will not impact our operations or business in the future. Such pandemic or other event could cause disruptions that could severely impact our business, clinical trials, preclinical studies and financial condition, including: delays or difficulties in enrolling patients in clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff; interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; interruptions or delays in clinical trials or preclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers; limitations on employee resources that would otherwise be focused on the conduct of our clinical trials or preclinical studies due to sickness of employees or their families or the desire of employees to avoid contact with large groups of people, or other staffing shortages as a result of remote working requirements or otherwise; interruption of key clinical trial activities, such as clinical trial site monitoring and source data verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints; and interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will, subject to limitations, carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2024, we had federal, California and other state net operating loss (NOL) carryforwards of $251.8 million, $243.1 million and $3.3 million, respectively.

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

Changes to United States tariff and import/export regulations may have a negative effect on us.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress development and commercialization of our product candidates, which could result in a material adverse effect on our business, financial condition and results of operations.

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

In addition, geopolitical actions in the US and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We currently and may in the future rely on foreign licensors, such as Joyo. Such foreign licensors may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). The BIOSECURE Act was passed by the House of Representatives in September 2024. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to collaborate with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

As of December 31, 2024, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 35% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 71,263,685 shares of our outstanding common stock, or approximately 25.2% of our total outstanding common stock as of December 31, 2024, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

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

Our cybersecurity risk management program includes a third-party risk management process for evaluating risks posed by critical service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.

The audit committee receives reports from management on our cybersecurity risks no less than twice per calendar year. In addition, management updates the audit committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cyber risk management program. The audit committee and the board of directors receive presentations on cybersecurity topics from our COO as part of continuing education on topics that impact public companies.

Our management team, including our COO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Collectively, the IT security team that is responsible for managing our cybersecurity risks has over 50 years of experience in mitigating cybersecurity risks.

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

Item 2. Properties.

Our corporate headquarters is located in San Diego, California, where we lease 77,828 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances. In January 2024, we entered into an agreement to sublease approximately 10,000 square feet of such office space. In connection with the subtenant exercising its option to terminate the sublease early, the term of this sublease will end on January 31, 2026. In July 2024, we entered into a second agreement to sublease approximately 18,000 square feet of such office space. The agreement has a term of 61 months beginning in October 2024, and includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, we entered into a third agreement to sublease approximately 5,000 square feet of such office and laboratory space. The agreement has a term of one year and includes an option for the subtenant to renew for an additional year.

We also lease 29,542 square feet of office and laboratory space in South San Francisco, California, pursuant to a lease that expires in October 2032, with an option to extend the term by five years, subject to certain conditions.

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

Holders of Our Common Stock

As of February 28, 2025, there were approximately 52 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for more than five million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. We have assembled one of the deepest RAS/MAPK pathway-focused pipelines in the industry, which comprises modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

Other RTKs
EGFR
RAS-GDP
GEF
GRB2
GDP
GTP
SOS1
SHP2
P1
GAP
NF1
2
2
RAS-GTP
MAPK pathway
PI3K pathway
RAF
PI3K
1
MEK
P
AKT
P
ERK
P
mTOR
MYC
3
Legend
1
Target upstream & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

The target breadth and molecular diversity represented in our pipeline enable us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify single agent and combination approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes one clinical-stage program (a pan-RAF inhibitor), two IND-enabling stage programs (a pan-RAS molecular glue and a pan-KRAS inhibitor), and an additional discovery-stage program (an EGFR D2/D3 biparatopic antibody). We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

Our lead product candidate is naporafenib, for which we initiated our SEACRAFT-2 pivotal Phase 3 trial in the first half of 2024 for patients with NRAS-mutated (NRASm) melanoma. In October 2024, we announced promising preliminary data from our SEACRAFT-1 Phase 1b trial for patients with NRAS Q61X melanoma in an oral presentation at the 36th EORTC-NCI-AACR (ENA) Symposium (2024 Triple Meeting). Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 600 patients to date, whereby safety, tolerability, and acceptable pharmacokinetics (PK) and pharmacodynamics have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib (MEKINIST) for patients with NRASm melanoma, which includes NRAS Q61X melanoma. In December 2023, we announced that the US Food and Drug Administration (FDA) granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation. Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

Our development strategy for naporafenib includes our SEACRAFT trials designed to evaluate naporafenib in combination with other targeted therapies. Our SEACRAFT-2 trial is supported by the clinical PoC data in patients with NRASm melanoma that we presented from the SEACRAFT-1 trial at the 2024 Triple Meeting. In addition, we believe such clinical PoC in NRASm melanoma is supported by data presented by Novartis at the European Society for Medical Oncology Congress 2022 medical conference and as published in March 2023 by de Braud et al. in the Journal of Clinical Oncology. In connection with our SEACRAFT-2 trial, we have entered into a clinical trial collaboration and supply agreement (CTCSA) with Novartis for its MEK inhibitor, trametinib. Pursuant to the CTCSA, we are sponsoring and funding the clinical trial and Novartis is providing its drug to us free of charge. In addition, we are evaluating additional combinations of naporafenib with our other RAS/MAPK pathway targeting agents and/or external agents in preclinical models.

On October 24, 2024, we announced preliminary data from our SEACRAFT-1 trial in an oral presentation at the 2024 Triple Meeting. The preliminary clinical activity of naporafenib plus trametinib in the melanoma cohort of SEACRAFT-1 include, as of the efficacy cutoff date*:

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

In addition, we reported that naporafenib plus trametinib was generally well tolerated as of the safety cutoff date*, with mostly low-grade adverse events in the majority of patients. We believe that the use of mandatory primary rash prophylaxis helped reduce the frequency and severity of skin toxicities, reduced the drug discontinuation rate due to adverse events, and improved the observed tolerability results as measured by the increased relative dose intensity, as compared to the prior clinical trials of naporafenib plus trametinib conducted by Novartis, which did not include the use of mandatory primary rash prophylaxis.

* Efficacy data cutoff date was September 5, 2024. Safety data cutoff date was September 3, 2024.

We believe that while the preliminary SEACRAFT-1 data do not support further exploration of a tissue-agnostic indication, they do reinforce the potential of the ongoing Phase 3 SEACRAFT-2 trial in patients with NRASm melanoma. We expect to read out randomized dose optimization data of naporafenib plus trametinib from Stage 1 of the SEACRAFT-2 Phase 3 trial in the second half of 2025. Stage 2 of the SEACRAFT-2 Phase 3 trial is currently designed to compare naporafenib plus trametinib against physician's choice of chemotherapy or trametinib using dual primary endpoints of progression free survival and overall survival for regulatory approval.

Our next two programs are part of our RAS-targeting franchise, which we in-licensed in May 2024. We believe these two programs fit within our second approach of targeting RAS directly, both in its active GTP and inactive GDP states. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-altered solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the leading pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition than the comparator that has been demonstrated in cell-based assays. ERAS-0015 also has favorable absorption, distribution, metabolism and excretion (ADME) and PK properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the leading pan-RAS molecular glue. The initial clinical trial for ERAS-0015 will be AURORAS-1, for which we plan to file an investigational new drug application (IND) in mid-Q2 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in development for the treatment of patients with KRAS-altered solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wild-type HRAS and NRAS has the potential to provide a wider therapeutic window. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50s in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed good tumor regression in multiple models. In combination with anti-PD-1, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The initial clinical trial for ERAS-4001 will be BOREALIS-1, for which we plan to file an IND in the second quarter of 2025, with an anticipated Phase 1 monotherapy data readout in 2026.

We believe ERAS-0015 has the potential to address unmet medical needs in approximately 2.7 million patients who are diagnosed annually worldwide with RAS-mutant tumors, including the more than 2.2 million patients with KRAS-mutant tumors that ERAS-4001 could also address.

Our next program is ERAS-12, our investigational EGFR D2/D3 biparatopic antibody (bpAb). ERAS-12 is a potential best-in-class biologic that is designed to inhibit EGFR through the combination of multiple proposed mechanisms of action. In tumors where EGFR signaling is thought to be a primary driver of tumor growth, an antibody-based approach has been shown to be an effective way to target the receptor. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the main site for ligand binding, and no approved antibodies target domain II (D2), which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. We believe the combined binding of D2 and D3 could result in differentiated and improved inhibition of downstream EGFR signaling. ERAS-12 also aims to exploit the innate immune system to induce tumor cell apoptosis. The Fragment crystallizable (Fc) region of IgG1 antibodies contain binding spots for both immune effector cells (e.g., NK cells) and the classical complement component C1q. By combining novel cell signal inhibition with enhancements to the Fc, we aim to create a potent multi-modal BIC anti-EGFR biologic which we believe could function as a targeted therapy with immunomodulatory activity.

In May 2024, in connection with entering into the Joyo License Agreement and Medshine License Agreement, a review of our strategic priorities, and our decision to deemphasize certain drug discovery activities, we approved a strategic reprioritization to focus a substantial portion of our resources on our naporafenib program, ERAS-0015, and ERAS-4001. We deprioritized our HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer as we believe the clinical efficacy data did not support continued evaluation. We also deprioritized our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma (GBM), although we are exploring further advancement of the ERAS-801 program, including via partnerships and select investigator-sponsored trials. Finally, we deprioritized our preclinical ERAS-4 program; however, certain of our existing ERAS-4 molecules may serve as backup compounds for ERAS-4001.

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

In May 2024, we completed the sale and issuance of 99,459,458 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 12,972,972 shares of our common stock, at a price to the public of $1.85 per share (the 2024 Offering). Proceeds from the 2024 Offering were $174.4 million, net of underwriting discounts and commissions and offering costs of $9.6 million

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2024, we have raised a total of $1.0 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock and the sale and issuance of convertible preferred stock. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $440.5 million.

We have incurred significant operating losses since inception. Our net losses were $161.7 million and $125.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $767.7 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operations into the second half of 2027. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the year ended December 31, 2024.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Year Ended December 31,
	2024	2023
Naporafenib	$51,248	$31,564
Other clinical programs	7,047	44,892
Other discovery and preclinical programs	57,064	27,365
Total research and development expenses	$115,359	$103,821

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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$115,359	$103,821	$11,538
In-process research and development	22,500	—	22,500
General and administrative	41,728	37,704	4,024
Total operating expenses	179,587	141,525	38,062
Loss from operations	(179,587)	(141,525)	(38,062)
Total other income (expense), net	17,937	16,483	1,454
Net loss	$(161,650)	$(125,042)	$(36,608)

Research and development expenses

Research and development expenses were $115.4 million for the year ended December 31, 2024 compared to $103.8 million for the year ended December 31, 2023. The increase of $11.5 million was primarily driven by an increase of $10.0 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities and an impairment charge of $3.0 million on operating lease assets, leasehold improvements, and furniture related to the sublease of the first floor of our San Diego facility during the year ended December 31, 2024, partially offset by a $1.5 million decrease in personnel costs, including stock-based compensation expense, primarily due to the reduction in force in May 2024.

In-process research and development expenses

In-process research and development expenses were $22.5 million for the year ended December 31, 2024 compared to $0 for the year ended December 31, 2023. The increase was driven by upfront payments of $12.5 million and $10.0 million in connection with our license agreements with Joyo and Medshine, respectively, during the year ended December 31, 2024.

General and administrative expenses

General and administrative expenses were $41.7 million for the year ended December 31, 2024 compared to $37.7 million for the year ended December 31, 2023. The increase of $4.0 million was primarily driven by an increase of $2.2 million in personnel costs, including stock-based compensation expense, an impairment charge of $1.7 million on operating lease assets, leasehold improvements, and furniture related to the sublease of the first floor of our San Diego facility during the year ended December 31, 2024, and an increase of $1.4 million in legal fees, partially offset by decreases of $0.8 million in insurance costs and $0.7 million in facility and office-related expenses.

Other income (expense), net

Other income (expense), net was $17.9 million for the year ended December 31, 2024 compared to $16.5 million for the year ended December 31, 2023. The increase of $1.5 million was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities of $3.4 million, partially offset by $2.2 million in impairment charges on our investment in equity securities during the year ended December 31, 2024.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

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

Future capital requirements

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $440.5 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(109,417)	$(101,217)
Investing activities	(156,616)	(91,220)
Financing activities	240,697	1,295
Net decrease in cash, cash equivalents and restricted cash	$(25,336)	$(191,142)

Operating activities

Cash used in operating activities was $109.4 million during the year ended December 31, 2024, primarily resulting from a net loss of $161.7 million and accretion on marketable securities of $9.6 million, partially reduced by stock-based compensation expense of $27.0 million, in-process research and development expenses of $22.5 million in connection with our license agreements with Joyo and Medshine, which are reflected in investing activities, an impairment charge of $4.7 million on operating lease assets, leasehold improvements and furniture, depreciation and amortization expense of $3.8 million, impairment charges of $2.2 million on investment in equity securities, and changes in operating assets and liabilities of $1.7 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses and other current and long-term liabilities of $6.4 million, partially offset by a decrease in accounts payable of $1.5 million, and increases in prepaid expenses and other current and long-term assets of $2.4 million and operating lease assets and liabilities, net of $0.7 million.

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

Investing activities

Net cash used in investing activities was $156.6 million during the year ended December 31, 2024 as compared to $91.2 million during the year ended December 31, 2023. The increase in cash used in investing activities of $65.4 million was primarily the result of an increase in purchases of marketable securities of $88.8 million and an increase in in-process research and development of $2.5 million, partially offset by an increase in maturities of marketable securities of $24.4 million and a decrease in purchases of property and equipment of $1.7 million.

Financing activities

Net cash provided by financing activities was $240.7 million during the year ended December 31, 2024 as compared to $1.3 million during the year ended December 31, 2023. During the year ended December 31, 2024, we received $174.4 million in net proceeds for the issuance of common stock from the 2024 Offering, $43.6 million in net proceeds for the issuance of common stock from the 2024 Private Placement, $21.0 million in net proceeds for the issuance of common stock from the ATM Offering, $0.8 million from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and $0.8 million from the exercise of stock options. During the year ended December 31, 2023, we received $0.8 million from the issuance of common stock under our ESPP and $0.5 million from the exercise of stock options.

Cash requirements due to contractual obligations and other commitments

We lease office and laboratory space and certain laboratory equipment under lease agreements with varying expiration dates through 2032. As of December 31, 2024, total future aggregate operating lease commitments was $71.8 million, with approximately $9.0 million due in 2025, and the remaining due in periods from 2026 through 2032. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

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

Accrued research and development expenses

We are required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, CMOs, vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2024 and 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and marketable securities. As of December 31, 2024, our cash equivalents and marketable securities consisted of money market funds, US treasury securities, US government agency securities, corporate debt securities, commercial paper, and Yankee debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of US interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from geopolitical and economic events. Due to the nature of our cash equivalents and marketable securities, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report and Attestation Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, materially modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year (Definitive Proxy Statement), under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

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

Item 14. Principal Accountant Fees and Services.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Erasca, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with US generally accepted accounting principles.

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

San Diego, California
March 20, 2025

Erasca, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$67,739	$93,075
Short-term marketable securities	230,570	219,275
Prepaid expenses and other current assets	10,484	8,326
Total current assets	308,793	320,676
Long-term marketable securities	142,164	9,642
Property and equipment, net	16,321	22,327
Operating lease assets	32,218	37,861
Restricted cash	408	408
Other assets	2,622	4,383
Total assets	$502,526	$395,297
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$468	$2,000
Accrued expenses and other current liabilities	26,308	20,186
Operating lease liabilities	4,619	3,970
Total current liabilities	31,395	26,156
Operating lease liabilities, net of current portion	47,270	51,889
Other liabilities	362	566
Total liabilities	79,027	78,611
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2024 and 2023; 283,218,344 shares issued and outstanding at December 31, 2024; 151,462,103 and 151,090,227 shares issued and outstanding at December 31, 2023, respectively	28	15
Additional paid-in capital	1,190,729	922,607
Accumulated other comprehensive income	405	77
Accumulated deficit	(767,663)	(606,013)
Total stockholders' equity	423,499	316,686
Total liabilities and stockholders' equity	$502,526	$395,297

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$115,359	$103,821
In-process research and development	22,500	—
General and administrative	41,728	37,704
Total operating expenses	179,587	141,525
Loss from operations	(179,587)	(141,525)
Other income (expense)
Interest income	20,093	16,712
Other expense, net	(2,156)	(229)
Total other income (expense), net	17,937	16,483
Net loss	$(161,650)	$(125,042)
Net loss per share, basic and diluted	$(0.69)	$(0.83)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	233,817,916	150,184,994
Other comprehensive income (loss):
Unrealized gain on marketable securities, net	328	1,118
Comprehensive loss	$(161,322)	$(123,924)

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	150,448,363	$15	$893,850	$(1,041)	$(480,971)	$411,853
Exercise of stock options	624,807	—	505	—	—	505
Issuance of common stock under the Employee Stock Purchase Plan	388,933	—	790	—	—	790
Vesting of early exercised stock options	—	—	1,231	—	—	1,231
Stock-based compensation expense	—	—	26,231	—	—	26,231
Net loss	—	—	—	—	(125,042)	(125,042)
Unrealized gain on marketable securities, net	—	—	—	1,118	—	1,118
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686
Issuance of common stock in private placement, net of $1,396 in fees and expenses	21,844,660	2	43,602	—	—	43,604
Issuance of common stock in underwritten offering, net of $9,574 in discounts and offering costs	99,459,458	10	174,416	—	—	174,426
Issuance of common stock in ATM Offering, net of $847 in commissions and expenses	9,231,114	1	21,030	—	—	21,031
Exercise of stock options	710,280	—	836	—	—	836
Issuance of common stock under the Employee Stock Purchase Plan	510,729	—	800	—	—	800
Vesting of early exercised stock options	—	—	465	—	—	465
Stock-based compensation expense	—	—	26,973	—	—	26,973
Net loss	—	—	—	—	(161,650)	(161,650)
Unrealized gain on marketable securities, net	—	—	—	328	—	328
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(161,650)	$(125,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,805	3,732
Stock-based compensation expense	26,973	26,231
In-process research and development expenses	22,500	—
Accretion on marketable securities, net	(9,590)	(6,951)
Impairment charge on operating lease assets and property and equipment	4,653	—
Impairment charge on investment in equity securities	2,157	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(2,397)	939
Accounts payable	(1,532)	(886)
Accrued expenses and other current and long-term liabilities	6,396	(2,301)
Operating lease assets and liabilities, net	(732)	3,061
Net cash used in operating activities	(109,417)	(101,217)

Cash flows from investing activities:
Purchases of marketable securities	(403,224)	(314,390)
Maturities of marketable securities	269,325	244,945
In-process research and development	(22,500)	(20,000)
Payment made for investment in equity securities	(157)	—
Purchases of property and equipment	(60)	(1,775)
Net cash used in investing activities	(156,616)	(91,220)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of fees and expenses	43,604	—
Proceeds from issuance of common stock in underwritten offering, net of discounts and offering costs	174,426	—
Proceeds from issuance of common stock in ATM Offering, net of commissions and expenses	21,031	—
Proceeds from the exercise of stock options	836	505
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	800	790
Net cash provided by financing activities	240,697	1,295

Net decrease in cash, cash equivalents and restricted cash	(25,336)	(191,142)
Cash, cash equivalents and restricted cash at beginning of the period	93,483	284,625
Cash, cash equivalents and restricted cash at end of the period	$68,147	$93,483

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for purchases of property and equipment	$—	$13
Vesting of early exercised options	$465	$1,231

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. The Company has assembled a RAS/MAPK pathway-focused pipeline comprising modality-agnostic programs aligned with its three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make equity investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of December 31, 2024, the Company had $298.3 million in cash, cash equivalents, and short-term marketable securities, and $142.2 million in long-term marketable securities. As of December 31, 2024, the Company had an accumulated deficit of $767.7 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through December 31, 2024, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and an "at the market" offering (ATM Offering).

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of December 31, 2024 will be sufficient for the Company to fund operations for at least one year from the issuance date of these consolidated financial statements.

2024 ATM offering

During the year ended December 31, 2024, the Company sold 9,231,114 shares of common stock at a weighted-average price of $2.37 per share under the Open Market Sale Agreement effective August 2022 (the Sale Agreement) with Jefferies LLC (the Agent). Pursuant to the Sale Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent receives a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $847,000.

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

Note 2. Summary of significant accounting policies

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Accounting estimates and management judgments reflected in the consolidated financial statements include, but are not limited to, the accrual of research and development expenses, stock-based compensation expense, the fair value of long-lived assets, the fair value of equity investments, and the incremental borrowing rate for determining the operating lease asset and liability. Management evaluates its estimates on an ongoing basis. Although estimates are based on the Company’s historical experience, knowledge of current events, and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company had deposited cash of $408,000 as of December 31, 2024 and 2023 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$67,739	$93,075
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$68,147	$93,483

Marketable securities and investments

The Company classifies all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its marketable securities at the time of purchase. Marketable securities with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as short-term marketable securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The Company regularly reviews all of its marketable securities for declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity of the unrealized loss(es), whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If the decline in fair value is due to credit-related factors, a loss is recognized in net income; whereas, if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Accrued interest related to the Company's available-for-sale securities is presented within prepaid expenses and other current assets on the Company's consolidated balance sheets. For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and the amortized cost basis of available-for-sale securities and to not measure an allowance for credit loss for accrued interest. The Company has elected to write-off any uncollectible accrued interest as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected by the Company. To date, the Company has not written off any accrued interest associated with its available-for-sale securities.

Through its wholly-owned subsidiary, Erasca Ventures, the Company has also invested in equity securities of companies whose securities are not publicly traded and whose fair value is not readily available (see Notes 3 and 16). These investments are recorded using cost minus impairment, plus or minus changes in their estimated fair values resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities without readily determinable fair values are assessed for potential impairment on a quarterly basis based on qualitative factors. These investments are included in other assets in the Company's consolidated balance sheets.

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company recognized a $4.7 million impairment loss during the year ended December 31, 2024 related to its leased office space in San Diego, California (see Note 11). There were no impairment losses recognized during the year ended December 31, 2023.

Leases

The Company leases real estate facilities and equipment under non-cancellable and cancellable operating leases with various expiration dates through fiscal year 2032. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable.

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

• Expected volatility. Given that the Company does not have sufficient trading history for its common stock, the expected volatility is estimated based on the average volatility of the Company and comparable publicly traded companies within its peer group over a period approximately equal to the expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

• Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term of stock options issued is generally determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of December 31, 2024, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses and tax credits.

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

Segments

Operating segments are defined as components of an entity in which it engages in business activities, and where separate discrete information is available for evaluation by the chief operating decision maker (CODM) in deciding how to allocate resources in assessing performance. The Company operates and manages its business as a single operating and reportable segment focused on the discovery and development of precision medicines for the benefit of patients with cancer. The Company’s CODM is its chief executive officer and the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States. See Note 17 for additional information.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard requires disclosures of significant segment expenses regularly provided to the CODM and included within each reported measure of segment profit and loss. The standard also requires disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard requires disclosure of the title and position of the chief operating decision maker and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. Retrospective application to all prior periods presented in the financial statements is required. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024 on a retrospective basis, and the adoption did not have a material impact on its consolidated financial statements and related disclosures. See Note 17 for additional information.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of December 31, 2024 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	December 31,	for identical	observable	inputs
	2024	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$63,101	$63,101	$—	$—
US treasury securities(2)	42,849	42,849	—	—
US government agency securities(2)	22,420	—	22,420	—
Corporate debt securities(2)	30,701	—	30,701	—
Commercial paper(2)	129,561	—	129,561	—
Yankee debt securities(2)	5,039	—	5,039	—
US treasury securities(3)	71,784	71,784	—	—
US government agency securities(3)	70,380	—	70,380	—
Total fair value of assets	$435,835	$177,734	$258,101	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of December 31, 2024 and 2023, the Company held $0 and $2.0 million in equity investments in Affini-T Therapeutics, Inc. (Affini-T) at cost, less impairment, respectively. Two impairment adjustments totaling $2.2 million were made to the value of the Company’s equity investment in Affini-T during the year ended December 31, 2024. The Company was notified by Affini-T of an extension financing in June 2024 and the terms of such financing. Accordingly, the Company reassessed the value of its equity investment in Affini-T using a market approach as of June 30, 2024 and recorded an impairment adjustment of $402,000 to other expense, net in the consolidated statements of operations and comprehensive loss. The impairment was offset by a new investment obligation of approximately $235,000 recorded as of June 30, 2024. In July 2024, the Company paid approximately $157,000 of the new investment obligation related to the extension financing. Subsequently, the Company decided to opt out of paying the remaining $78,000 of the new investment obligation. Accordingly, the Company reassessed the value of its equity investment in Affini-T using a market approach as of December 31, 2024 and recorded an impairment adjustment of $1.8 million to other expense, net in the consolidated statements of operations and comprehensive loss. These impairment adjustments were determined based on fair value which represented Level 3 nonrecurring fair value measurements. Calculating the fair value of the equity investment involved unobservable inputs, including the terms and preferences of Affini-T's financings, cash flow projections and significant estimates and assumptions. Changes in the estimates and assumptions used could materially affect the amount of impairment losses recognized in the periods the equity investment is considered impaired. No adjustment was made to the value of the Company’s equity investment in Affini-T during the year ended December 31, 2023. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, commercial paper, and Yankee debt securities, and long-term marketable securities consist of US treasury securities and US government agency securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, and bid and/or offers.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$42,694	$155	$—	$42,849
US government agency securities	1 or less	22,350	70	—	22,420
Corporate debt securities	1 or less	30,641	60	—	30,701
Commercial paper	1 or less	129,500	107	(46)	129,561
Yankee debt securities	1 or less	5,045	—	(6)	5,039
US treasury securities	1-2	71,778	96	(90)	71,784
US government agency securities	1-2	70,321	188	(129)	70,380
Total		$372,329	$676	$(271)	$372,734

	December 31, 2023
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$93,377	$74	$(148)	$93,303
US government agency securities	1 or less	26,783	45	(4)	26,824
Corporate debt securities	1 or less	10,719	15	—	10,734
Commercial paper	1 or less	88,356	68	(10)	88,414
US treasury securities	1-2	9,605	37	—	9,642
Total		$228,840	$239	$(162)	$228,917

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of December 31, 2024 and 2023, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$41,041	$(46)	$—	$—	$41,041	$(46)
Yankee debt securities	5,039	(6)	—	—	5,039	(6)
US treasury securities	54,836	(90)	—	—	54,836	(90)
US government agency securities	34,101	(129)	—	—	34,101	(129)
Total	$135,017	$(271)	$—	$—	$135,017	$(271)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$74,912	$(148)	$—	$—	$74,912	$(148)
US government agency securities	6,950	(4)	—	—	6,950	(4)
Corporate debt securities	748	—	—	—	748	—
Commercial paper	22,944	(10)	—	—	22,944	(10)
Total	$105,554	$(162)	$—	$—	$105,554	$(162)

As of December 31, 2024, there were 22 available-for-sale securities with an estimated fair value of $135.0 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2023, there were 22 available-for-sale securities with an estimated fair value of $105.6 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months.

As of December 31, 2024 and 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.3 million and $1.1 million as of December 31, 2024 and 2023, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Laboratory equipment	$4,741	$5,620
Furniture and fixtures	3,712	4,099
Leasehold improvements	16,313	18,173
Computer equipment and software	1,564	1,667
Property and equipment	26,330	29,559
Less accumulated depreciation and amortization	(10,009)	(7,232)
Property and equipment, net	$16,321	$22,327

Depreciation and amortization expense related to property and equipment was $3.8 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued research and development expenses	$14,872	$8,803
Accrued compensation	10,651	10,311
Unvested early exercised stock option liability	—	464
Accrued professional services	451	435
Accrued property and equipment	—	13
Other accruals and current liabilities	334	160
Total	$26,308	$20,186

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company’s IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. During the years ended December 31, 2024 and 2023, no IPR&D expense was recorded in connection with the Novartis Agreement.

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

Under the Joyo License Agreement, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (or up to $57.5 million if the Company’s territory is expanded to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. The Company recorded IPR&D expense of $12.5 million during the year ended December 31, 2024 in connection with the upfront cash payment made under the Joyo License Agreement.

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

Under the Medshine License Agreement, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. The Company recorded IPR&D expense of $10.0 million during the year ended December 31, 2024 in connection with the upfront cash payment made under the Medshine License Agreement.

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

Under the Katmai Agreement, the Company made an upfront payment of $5.7 million and Katmai agreed to purchase shares of the Company’s Series B-1 convertible preferred stock and Series B-2 convertible preferred stock having an aggregate value of $2.7 million. In April 2020, Katmai purchased 356,000 shares of the Company’s Series B-1 convertible preferred stock for $1.8 million, and in January 2021, Katmai purchased 118,666 shares of the Company’s Series B-2 convertible preferred stock for $0.9 million. In connection with the Company's IPO, these shares of Series B-1 convertible preferred stock and Series B-2 convertible preferred stock were converted into 395,555 shares of the Company's common stock, in the aggregate. The Company is obligated to make future development and regulatory milestone payments of up to $26.0 million, of which $2.0 million was paid in March 2022, and commercial milestone payments of up to $101.0 million. The Company is also obligated to pay tiered royalties on net sales of each licensed product, at rates ranging from the mid- to high-single digit percentages, subject to a minimum annual royalty payment in the low six figures and certain permitted deductions. During the years ended December 31, 2024 and 2023, no IPR&D expense was recorded in connection with the Katmai Agreement.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. During the years ended December 31, 2024 and 2023, no IPR&D expense was recorded in connection with the NiKang Agreement.

As of December 31, 2024 and 2023, no milestones are accrued for any license agreements as the underlying contingencies are not probable or estimable.

Note 9. Stockholders’ equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2024, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Stock options issued and outstanding	33,910,721	24,970,957
Awards available for future grant	13,265,858	15,342,797
Shares available for purchase under the ESPP	1,569,952	2,080,681
Total	48,746,531	42,394,435

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of December 31, 2024, there were 13,265,858 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2023	24,970,957	$4.98	8.12	$4,412
Granted	12,255,945	1.81
Exercised	(710,280)	1.18
Canceled	(2,605,901)	4.80
Outstanding at December 31, 2024	33,910,721	$3.93	7.78	$12,989
Options exercisable at December 31, 2024	17,883,912	$4.58	7.00	$6,522

The weighted-average grant date fair value of options granted for the years ended December 31, 2024 and 2023 was $1.31 and $2.70, respectively. As of December 31, 2024, the unrecognized compensation cost related to unvested stock option grants was $35.9 million and is expected to be recognized as expense over approximately 2.41 years. The intrinsic value of the options exercised for the years ended December 31, 2024 and 2023 was $1.1 million and $1.2 million, respectively.

Prior to the Company's IPO, certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options were restricted and continued to vest in accordance with the original vesting schedule. The Company had the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options were not deemed, for accounting purposes, to be outstanding until those shares vested. The cash received in exchange for exercised and unvested shares related to stock options granted was recorded as a liability for the early exercise of stock options on the accompanying consolidated balance sheets and were transferred into common stock and additional paid-in capital as the shares vested. As of December 31, 2024 and 2023, there were zero shares and 371,876 shares subject to repurchase by the Company, respectively. As of December 31, 2024 and 2023, the Company recorded $0 and $464,000 of liabilities associated with shares issued with repurchase rights, respectively, which is recorded in accrued expenses and other current liabilities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Year Ended December 31,
	2024	2023
Risk-free interest rate	3.56%-4.64%	3.46%-4.73%
Expected volatility	81.36%-83.91%	82.01%-85.81%
Expected term (in years)	5.28-6.08	5.50-6.08
Expected dividend yield	--%	--%

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

The Option Repricing resulted in $1.1 million of incremental cost, which was calculated using the Black-Scholes option pricing model, of which $559,000 of the incremental cost will be recognized on a straight-line basis through the Premium End Date, and $558,000 of the incremental cost will be recognized on a straight-line basis over the greater of the period through the Premium End Date or the remaining service period. The incremental cost is included in general and administrative expense and research and development expense on the consolidated statements of operations and comprehensive loss.

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $839,000 and $1.5 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized compensation cost related to the ESPP was $743,000 and is expected to be recognized as expense over approximately 1.05 years. As of December 31, 2024 and 2023, $50,000 and $46,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company issued and sold 510,729 and 388,933 shares under the ESPP during the years ended December 31, 2024 and 2023, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

Year Ended December 31,
	2024	2023
Risk-free interest rate	4.24%-5.39%	4.43%-5.36%
Expected volatility	68.73%-74.72%	70.00%-82.79%
Expected term (in years)	0.49-2.00	0.49-1.99
Expected dividend yield	--%	--%

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$13,286	$13,972
General and administrative	13,687	12,259
Total	$26,973	$26,231

Note 11. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026.

Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$8,020	$7,644
Variable lease cost	3,704	3,731
Sublease income	(1,288)	—
Total lease cost	$10,436	$11,375

The Company paid $7.8 million and $6.9 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2024 and 2023, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.33 years and 8.97%, respectively, at December 31, 2024. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 8.29 years and 8.95%, respectively, at December 31, 2023. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 10,000 square feet of office space with a sublease term of three years which includes an option for the subtenant to renew for an additional year and an early termination clause. In November 2024, the Company received notice of the subtenant’s exercise of the early termination clause. As a result of the subtenant's exercise of the early termination clause, the term of this sublease will end on January 31, 2026. In July 2024, the Company executed an agreement to sublease the first floor of its corporate headquarters. Pursuant to the agreement, the subleased space is 18,421 square feet of office space with a sublease term of 61 months beginning in October 2024, and early access in August 2024. The agreement includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, the Company entered into an agreement to sublease a portion of the third floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 5,000 square feet of laboratory space with a sublease term of one year which includes an option for the subtenant to renew for an additional year.

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $1.3 million related to income from these subleases during the year ended December 31, 2024.

In connection with committing to the plan to sublease the first floor in June 2024, the Company reassessed its asset groups for testing long-lived assets for impairment and determined the first floor operating lease assets and related property and equipment represented an asset group separate from the entity wide asset group. The Company concluded that the carrying value of the first floor asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The Company determined the fair value of the first floor asset group based on the income approach using a discounted cash flow model. The cash flows used in the model were discounted using a rate of 13.5%. Based on this analysis, the Company recognized a noncash impairment charge of $4.7 million, including $2.4 million for the operating lease assets and $2.3 million for the leasehold improvements and furniture, of which $3.0 million was recorded to research and development expense and $1.7 million was recorded to general and administrative expense, during the year ended December 31, 2024. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset group involves significant estimates and assumptions, including projected future cash flows and a discount rate. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the asset group is considered impaired.

Future minimum lease payments and sublease receipts under operating leases as of December 31, 2024 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2025	$9,024	$2,582
2026	9,170	1,409
2027	9,199	1,406
2028	9,277	1,448
2029	9,572	1,237
Thereafter	25,526	—
Total lease payments or sublease receipts	$71,768	$8,082
Less: Amount representing interest	(19,879)
Operating lease liabilities	$51,889

Note 12. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Strategic reprioritization

In May 2024, in connection with the execution of the Joyo License Agreement and the Medshine License Agreement, the Company approved a strategic reprioritization to focus a substantial portion of the Company’s resources on its naporafenib program, its ERAS-0015 product candidate, which is the lead candidate from the Joyo License Agreement, and its ERAS-4001 product candidate, which is the lead candidate from the Medshine License Agreement. The Company deprioritized its HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer, its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma, and its ERAS-4 pan-KRAS program. The Company is exploring further advancement of the ERAS-801 program, including via partnerships and select investigator-sponsored trials, and certain of the existing ERAS-4 molecules may serve as backup compounds for ERAS-4001. In connection with this strategic reprioritization, the Company also approved a reduction in the Company’s workforce by approximately 18%, primarily affecting employees working in certain drug discovery functions or on the deprioritized programs and trials. As a result, the Company recognized $2.2 million in total charges during the year ended December 31, 2024 in the consolidated statements of operations and comprehensive loss based upon the underlying employees’ role within the Company in connection with the reduction in force. These charges consisted primarily of one-time cash charges for termination benefits which were substantially all paid in June 2024.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the years ended December 31, 2024 and 2023.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$70,057	$59,326
Intangible assets	27,915	25,274
Capitalized research and development costs	48,795	35,711
Operating lease liabilities	10,935	11,767
Research and development credits	19,893	14,956
Contribution of common stock	3,263	3,262
Stock-based compensation	6,986	4,007
Other, net	2,417	2,016
Total deferred tax assets	190,261	156,319
Deferred tax liabilities:
Property and equipment	(3,366)	(4,511)
Operating lease assets	(6,789)	(7,975)
Total deferred tax liabilities	(10,155)	(12,486)
Valuation allowance	(180,106)	(143,833)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $180.1 million as of December 31, 2024, as it does not believe it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by $36.3 million during the year ended December 31, 2024.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.1	(9.8)
Change in valuation allowance	(22.5)	(11.1)
Other permanent differences	(1.7)	(1.6)
Research and development credits	3.7	5.0
State net operating loss	—	(0.4)
Other	(0.6)	(3.1)
Effective income tax rate	—%	—%

At December 31, 2024, the Company had federal, California, and other state net operating loss (NOL) carryforwards of $251.8 million, $243.1 million, and $3.3 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, the California NOL carryforwards begin to expire in 2038, and the other state NOL carryforwards begin to expire in 2036.

At December 31, 2024, the Company also had federal, California, and Massachusetts research tax credit carryforwards of approximately $16.0 million, $9.0 million, and $717,000, respectively. The federal research tax credit carryforwards begin to expire in 2038, the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized, and the Massachusetts research tax credit carryforwards begin to expire in 2036.

At December 31, 2024, the Company also had federal orphan drug credit carryforwards of approximately $1.3 million. The federal orphan drug credit carryforwards begin to expire in 2043.

At December 31, 2024, the Company also had federal and California charitable contribution carryforwards of $15.7 million. The charitable contribution carryforwards begin to expire in 2025.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2024 and 2023, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at the beginning of the year	$4,096	$2,725
(Decrease) increase related to prior year positions	(28)	99
Increase related to current year positions	1,343	1,272
Balance at the end of the year	$5,411	$4,096

Included in the balance of unrecognized tax benefits as of December 31, 2024 is $5.0 million that, if recognized, would reduce the Company’s annual effective tax rate, subject to valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company has filed income tax returns in Australia, the United States, California, and various other state jurisdictions. The Company is not currently under examination in any of these jurisdictions, and all of the Company’s tax years remain effectively open in all jurisdictions to examination due to net operating loss carryforwards. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2024 and 2023, the Company has not recognized any interest or penalties related to income taxes.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(161,650)	$(125,042)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	233,817,916	150,184,994
Net loss per share, basic and diluted	$(0.69)	$(0.83)

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

	December 31,	December 31,
	2024	2023
Options to purchase common stock	33,910,721	24,970,957
Options early exercised subject to future vesting	—	371,876
Estimated shares purchasable under the ESPP	612,358	1,301,205
Total potentially dilutive shares	34,523,079	26,644,038

Note 15. Retirement plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the US Internal Revenue Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company provides a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2024 and 2023, the Company incurred $927,000 and $958,000 in expenses related to the safe harbor contribution, respectively.

Note 16. Related party transactions

Affini-T Therapeutics, Inc.

As of December 31, 2024 and 2023, the Company held a $0 and $2.0 million equity investment in Affini-T, respectively (see Note 3). One of the Company’s board members is also a member of the board of Affini-T.

Erasca Foundation

In May 2021, the Company established the Erasca Foundation to provide support such as funding research, patient advocacy, patient support and education in underserved populations, and funding for other initiatives to positively impact society that align with the Company’s mission. The Company's chief executive officer and certain board members serve as directors of the Erasca Foundation and the Company's chief executive officer, chief financial officer and chief business officer, and general counsel are also officers of the Erasca Foundation. In April 2023, the Company loaned the Erasca Foundation $125,000 in exchange for a non-interest bearing promissory note that matures one year following the date of the note. In December 2023, the Erasca Foundation repaid the note. In April 2024, the Company donated $125,000 to the Erasca Foundation, which is recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. No such expense was recorded for the year ended December 31, 2023.

Note 17. Segment Information

The Company operates and manages its business as a single operating and reportable segment focused on the discovery and development of precision medicines for the benefit of patients with cancer. The Company's CODM is the chief executive officer and the CODM manages and allocates resources to the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available, including cash, cash equivalents and marketable securities, and how to best deploy these resources based on unmet medical need, scientific data, probability of successful development, market potential and other considerations to best support the long-term growth of its business.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss as consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

The CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the consolidated operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing cash forecast models. Significant segment expenses provided to the CODM are the same as presented on the consolidated statements of operations and comprehensive loss as research and development expenses and general and administrative expenses.

Note 18. Subsequent events

From January 1, 2025 through the date of the filing of this Annual Report on Form 10-K, the Company granted options to purchase an aggregate of 14,011,136 shares of its common stock to employees and board members at a weighted-average exercise price of $1.77 per share.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
4.3	Description of Securities	10-K	3/24/2022	4.3
10.1#	Erasca, Inc. 2021 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	7/12/2021	10.2
10.2#	Erasca, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/12/2021	10.3
10.3#	Erasca, Inc. Severance and Change in Control Severance Plan and Summary Plan Description	S-1/A	7/12/2021	10.4
10.4#	Employment Letter Agreement, dated August 18, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.9
10.5#	Scientific Advisory Board Agreement, dated August 15, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.10
10.6#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Jonathan E. Lim, M.D. and the Registrant	S-1/A	7/12/2021	10.13
10.7#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between David M. Chacko, M.D. and the Registrant	S-1/A	7/12/2021	10.14
10.8#	Amended and Restated Employment Letter Agreement, dated April 10, 2023, by and between Shannon R. Morris, M.D., Ph.D. and the Registrant	10-Q	8/10/2023	10.1
10.9#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Ebun S. Garner and the Registrant	S-1/A	7/12/2021	10.16
10.10#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/12/2021	10.17
10.11†	Lease Agreement, dated September 29, 2020 by and between ARE-SD Region No. 23, LLC and the Registrant, as amended	10-Q	5/12/2022	10.2
10.12	Open Market Sale Agreement, dated August 11, 2022, by and between Jefferies LLC and the Registrant	S-3	8/11/2022	1.2
10.13†	Exclusive License Agreement, dated December 9, 2022 by and between Novartis Pharma AG and the Registrant	10-K	3/23/2023	10.20
10.14#	Erasca, Inc. Non-Employee Director Compensation Program	10-K	3/27/2024	10.18
10.15†	License Agreement, dated May 15, 2024, by and between Guangzhou Joyo Pharmatech Co., Ltd., and Erasca, Inc.	10-Q	8/12/2024	10.1
10.16†	License Agreement, dated May 14, 2024, by and between Medshine Discovery Inc., and Erasca, Inc.	10-Q	8/12/2024	10.2
19.1	Insider Trading Compliance Policy and Procedures				X
23.1	Consent of KPMG LLP, independent registered public accounting firm				X

31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97	Erasca, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	3/27/2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: March 20, 2025	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan E. Lim	Chairman, Chief Executive Officer and Co-Founder	March 20, 2025
Jonathan E. Lim, M.D.	(Principal Executive Officer)

/s/ David M. Chacko	Chief Financial Officer and Chief Business Officer	March 20, 2025
David M. Chacko, M.D.	(Principal Financial and Accounting Officer)

/s/ James A. Bristol	Director	March 20, 2025
James A. Bristol, Ph.D.

/s/ Alexander W. Casdin	Director	March 20, 2025
Alexander W. Casdin

/s/ Julie Hambleton	Director	March 20, 2025
Julie Hambleton, M.D.

/s/ Valerie Harding-Start	Director	March 20, 2025
Valerie Harding-Start, Ph.D.

/s/ Pratik S. Multani	Director	March 20, 2025
Pratik S. Multani, M.D.

/s/ Jean I. Liu	Director	March 20, 2025
Jean I. Liu, J.D.

/s/ Michael D. Varney	Director and Chair of Research and Development	March 20, 2025
Michael D. Varney, Ph.D.