Form 10-Q
period 2025-03-31
Erasca, Inc.
filed 2025-05-13
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 283,287,382 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$70,482	$67,739
Short-term marketable securities	234,103	230,570
Prepaid expenses and other current assets	10,032	10,484
Total current assets	314,617	308,793
Long-term marketable securities	106,492	142,164
Property and equipment, net	15,587	16,321
Operating lease assets	31,525	32,218
Restricted cash	408	408
Other assets	2,615	2,622
Total assets	$471,244	$502,526
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,262	$468
Accrued expenses and other current liabilities	18,418	26,308
Operating lease liabilities	4,791	4,619
Total current liabilities	25,471	31,395
Operating lease liabilities, net of current portion	46,020	47,270
Other liabilities	251	362
Total liabilities	71,742	79,027
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2025 and December 31, 2024; 283,265,716 and 283,218,344 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	1,197,475	1,190,729
Accumulated other comprehensive income	628	405
Accumulated deficit	(798,629)	(767,663)
Total stockholders' equity	399,502	423,499
Total liabilities and stockholders' equity	$471,244	$502,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$25,969	$28,574
General and administrative	9,661	10,277
Total operating expenses	35,630	38,851
Loss from operations	(35,630)	(38,851)
Other income (expense)
Interest income	4,740	3,900
Other expense, net	(76)	(66)
Total other income (expense), net	4,664	3,834
Net loss	$(30,966)	$(35,017)
Net loss per share, basic and diluted	$(0.11)	$(0.23)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,260,289	151,161,741
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	223	(287)
Comprehensive loss	$(30,743)	$(35,304)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499
Exercise of stock options	47,372	—	33	—	—	33
Stock-based compensation expense	—	—	6,713	—	—	6,713
Net loss	—	—	—	—	(30,966)	(30,966)
Unrealized gain on marketable securities, net	—	—	—	223	—	223
Balance at March 31, 2025	283,265,716	$28	$1,197,475	$628	$(798,629)	$399,502

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686
Exercise of stock options	35,035	—	24	—	—	24
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	6,848	—	—	6,848
Net loss	—	—	—	—	(35,017)	(35,017)
Unrealized loss on marketable securities, net	—	—	—	(287)	—	(287)
Balance at March 31, 2024	151,497,138	$15	$929,634	$(210)	$(641,030)	$288,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,966)	$(35,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822	998
Stock-based compensation expense	6,713	6,848
Accretion on marketable securities, net	(1,986)	(2,342)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	459	(507)
Accounts payable	1,794	633
Accrued expenses and other current and long-term liabilities	(8,006)	(3,626)
Operating lease assets and liabilities, net	(385)	(238)
Net cash used in operating activities	(31,555)	(33,251)

Cash flows from investing activities:
Purchases of marketable securities	(10,652)	(43,987)
Maturities of marketable securities	45,000	54,000
Purchases of property and equipment	(83)	(42)
Net cash provided by investing activities	34,265	9,971

Cash flows from financing activities:
Proceeds from prepayment of private placement	—	6,907
Proceeds from the exercise of stock options	33	24
Net cash provided by financing activities	33	6,931

Net increase (decrease) in cash, cash equivalents and restricted cash	2,743	(16,349)
Cash, cash equivalents and restricted cash at beginning of the period	68,147	93,483
Cash, cash equivalents and restricted cash at end of the period	$70,890	$77,134

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for offering costs	$—	$178
Vesting of early exercised options	$—	$155

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of March 31, 2025, the Company had $304.6 million in cash, cash equivalents, and short-term marketable securities and $106.5 million in long-term marketable securities. As of March 31, 2025, the Company had an accumulated deficit of $798.6 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through March 31, 2025, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and an "at the market" offering (ATM Offering).

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of March 31, 2025 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of March 31, 2025 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

The Company had deposited cash of $408,000 as of March 31, 2025 and December 31, 2024 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$70,482	$76,726
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$70,890	$77,134

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

Accrued interest related to the Company's available-for-sale securities is presented within prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and the amortized cost basis of available-for-sale securities and to not measure an allowance for credit loss for accrued interest. The Company has elected to write-off any uncollectible accrued interest as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected by the Company. To date, the Company has not written off any accrued interest associated with its available-for-sale securities.

Through its wholly-owned subsidiary, Erasca Ventures, the Company has also invested in equity securities of companies whose securities are not publicly traded and whose fair value is not readily available (see Note 3). These investments are recorded using cost minus impairment, plus or minus changes in their estimated fair values resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities without readily determinable fair values are assessed for potential impairment on a quarterly basis based on qualitative factors. These investments are included in other assets in the Company's condensed consolidated balance sheets.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of March 31, 2025 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	March 31,	for identical	observable	inputs
	2025	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$67,904	$67,904	$—	$—
US treasury securities(2)	54,794	54,794	—	—
US government agency securities(2)	26,746	—	26,746	—
Corporate debt securities(2)	21,791	—	21,791	—
Commercial paper(2)	125,742	—	125,742	—
Yankee debt securities(2)	5,030	—	5,030	—
US treasury securities(3)	50,164	50,164	—	—
US government agency securities(3)	56,328	—	56,328	—
Total fair value of assets	$408,499	$172,862	$235,637	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of March 31, 2025 and December 31, 2024, the Company's equity investment in Affini-T Therapeutics, Inc. (Affini-T) was fair valued at $0 which represents cost, less impairment. To date, $2.2 million of impairment adjustments have been recorded related to the value of the Company’s equity investment in Affini-T. No adjustment was made to the value of the Company’s equity investment in Affini-T during the three months ended March 31, 2025 and 2024. As of December 31, 2024, the Company reassessed the fair value of its equity investment in Affini-T using a market approach which represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the equity investment involved unobservable inputs, including the terms and preferences of Affini-T's financings, cash flow projections and significant estimates and assumptions. Changes in the estimates and assumptions used could materially affect the amount of impairment losses recognized in the periods the equity investment is considered impaired. No transfers between levels have occurred during the periods presented.

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

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$54,581	$213	$—	$54,794
US government agency securities	1 or less	26,653	93	—	26,746
Corporate debt securities	1 or less	21,772	19	—	21,791
Commercial paper	1 or less	125,695	62	(15)	125,742
Yankee debt securities	1 or less	5,030	—	—	5,030
US treasury securities	1-2	50,060	104	—	50,164
US government agency securities	1-2	56,176	193	(41)	56,328
Total		$339,967	$684	$(56)	$340,595

	December 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$42,694	$155	$—	$42,849
US government agency securities	1 or less	22,350	70	—	22,420
Corporate debt securities	1 or less	30,641	60	—	30,701
Commercial paper	1 or less	129,500	107	(46)	129,561
Yankee debt securities	1 or less	5,045	—	(6)	5,039
US treasury securities	1-2	71,778	96	(90)	71,784
US government agency securities	1-2	70,321	188	(129)	70,380
Total		$372,329	$676	$(271)	$372,734

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$19,913	$(15)	$—	$—	$19,913	$(15)
US government agency securities	9,082	(41)	—	—	9,082	(41)
Total	$28,995	$(56)	$—	$—	$28,995	$(56)

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$41,041	$(46)	$—	$—	$41,041	$(46)
Yankee debt securities	5,039	(6)	—	—	5,039	(6)
US treasury securities	54,836	(90)	—	—	54,836	(90)
US government agency securities	34,101	(129)	—	—	34,101	(129)
Total	$135,017	$(271)	$—	$—	$135,017	$(271)

As of March 31, 2025, there were five available-for-sale securities with an estimated fair value of $29.0 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2024, there were 22 available-for-sale securities with an estimated fair value of $135.0 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months.

As of March 31, 2025 and December 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.5 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$4,785	$4,741
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,599	1,564
Property and equipment	26,409	26,330
Less accumulated depreciation and amortization	(10,822)	(10,009)
Property and equipment, net	$15,587	$16,321

Depreciation and amortization expense related to property and equipment was $822,000 and $998,000 for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$11,872	$14,872
Accrued compensation	5,814	10,651
Accrued professional services	281	451
Other accruals and current liabilities	451	334
Total	$18,418	$26,308

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company's IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three months ended March 31, 2025 and 2024.

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

Under the Joyo License Agreement, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (or up to $57.5 million if the Company’s territory is expanded to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three months ended March 31, 2025 and 2024.

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

Under the Medshine License Agreement, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. No IPR&D expense was recorded during the three months ended March 31, 2025 and 2024.

Katmai Pharmaceuticals, Inc.

In May 2024, the Company announced a strategic reprioritization which included deprioritizing its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, the Company entered into a Termination Agreement (the Katmai Termination Agreement) with Katmai Pharmaceuticals, Inc. (Katmai). The Katmai Termination Agreement terminated the license agreement, dated March 12, 2020, between the Company and Katmai in which the Company obtained an exclusive worldwide license from Katmai to develop and commercialize ERAS-801 (the Katmai License Agreement). Pursuant to the Katmai Termination Agreement, the Katmai License Agreement was terminated as of April 1, 2025. Under the Katmai Termination Agreement, the Company has agreed to assign to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that the Company developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai has agreed to make payments to the Company upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, the Company has agreed to provide certain transition services to Katmai for a 90-day period, for which Katmai shall reimburse the Company for its internal costs related to such services. No IPR&D expense was recorded during the three months ended March 31, 2025 and 2024.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, no milestones are accrued for any license agreements as the underlying contingencies are not probable or estimable.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of March 31, 2025, there were 14,043,506 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2024	33,910,721	$3.93	7.78	$12,989
Granted	14,011,136	1.77
Exercised	(47,372)	0.71
Canceled	(627,867)	4.04
Outstanding at March 31, 2025	47,246,618	$3.29	8.18	$1,254
Options exercisable at March 31, 2025	19,689,171	$4.50	6.82	$1,228

The weighted-average grant date fair value of options granted for the three months ended March 31, 2025 and 2024 was $1.26 and $1.25, respectively. As of March 31, 2025, the unrecognized compensation cost related to unvested stock option grants was $46.2 million and is expected to be recognized as expense over approximately 2.95 years. The intrinsic value of the options exercised for the three months ended March 31, 2025 and 2024 was $74,000 and $47,000, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.02%-4.43%	3.84%-4.15%
Expected volatility	79.48%-80.80%	83.35%-83.91%
Expected term (in years)	5.28-6.08	5.28-6.01
Expected dividend yield	--%	--%

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

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company's 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $214,000 and $342,000 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the unrecognized compensation cost related to the ESPP was $465,000 and is expected to be recognized as expense over approximately 0.81 years. As of March 31, 2025 and December 31, 2024, $314,000 and $50,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. No shares were issued and sold under the ESPP during the three months ended March 31, 2025 and 2024.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,117	$3,484
General and administrative	3,596	3,364
Total	$6,713	$6,848

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Stock options issued and outstanding	47,246,618	33,910,721
Awards available for future grant	14,043,506	13,265,858
Shares available for purchase under the ESPP	4,402,135	1,569,952
Total	65,692,259	48,746,531

Note 10. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032 and equipment under a non-cancellable operating lease with a term expiring in 2026.

Lease costs were comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,831	$1,911
Variable lease cost	1,143	916
Sublease income	(713)	(84)
Total lease cost	$2,261	$2,743

The Company paid $1.5 million and $2.1 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.09 years and 8.97%, respectively, at March 31, 2025. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.33 years and 8.97%, respectively, at December 31, 2024. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 10,000 square feet of office space with a sublease term of three years which includes an option for the subtenant to renew for an additional year and an early termination clause. In November 2024, the Company received notice of the subtenant’s exercise of the early termination clause. As a result of the subtenant’s exercise of the early termination clause, the term of this sublease will end on January 31, 2026. In July 2024, the Company executed an agreement to sublease the first floor of its corporate headquarters. Pursuant to the agreement, the subleased space is 18,421 square feet of office space with a sublease term of 61 months beginning in October 2024, and early access in August 2024. The agreement includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, the Company entered into an agreement to sublease a portion of the third floor of its corporate headquarters in San Diego, California. Pursuant to the agreement, the subleased space is approximately 5,000 square feet of laboratory space with a sublease term of one year which includes an option for the subtenant to renew for an additional year.

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $713,000 and $84,000 related to income from these subleases during the three months ended March 31, 2025 and 2024, respectively.

In connection with committing to the plan to sublease the first floor of its corporate headquarters in June 2024, the Company reassessed its asset groups for testing long-lived assets for impairment and determined the first floor operating lease assets and related property and equipment represented an asset group separate from the entity wide asset group. As of June 30, 2024, the Company concluded that the carrying value of the first floor asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The Company determined the fair value of the first floor asset group based on the income approach using a discounted cash flow model. The cash flows used in the model were discounted using a rate of 13.5%. Based on this analysis, the Company recognized a noncash impairment charge of $4.7 million, including $2.4 million for the operating lease assets and $2.3 million for the leasehold improvements and furniture, of which $3.0 million was recorded to research and development expense and $1.7 million was recorded to general and administrative expense, during the three months ended June 30, 2024. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset group involves significant estimates and assumptions, including projected future cash flows and a discount rate. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the asset group is considered impaired.

Future minimum lease payments and sublease receipts under operating leases as of March 31, 2025 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2025 (remaining nine months)	$6,807	$1,874
2026	9,170	1,409
2027	9,199	1,406
2028	9,277	1,448
2029	9,572	1,237
Thereafter	25,526	—
Total lease payments or sublease receipts	$69,551	$7,374
Less: Amount representing interest	(18,740)
Operating lease liabilities	$50,811

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three months ended March 31, 2025 and 2024. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three months ended March 31, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(30,966)	$(35,017)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,260,289	151,161,741
Net loss per share, basic and diluted	$(0.11)	$(0.23)

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

	March 31,	March 31,
	2025	2024
Options to purchase common stock	47,246,618	34,647,123
Options early exercised subject to future vesting	—	247,919
Estimated shares purchasable under the ESPP	558,829	1,301,205
Total potentially dilutive shares	47,805,447	36,196,247

Note 14. Segment Information

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

The CODM assesses performance for the segment based on net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss as consolidated net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the consolidated operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing cash forecast models. Significant segment expenses provided to the CODM are the same as presented on the condensed consolidated statements of operations and comprehensive loss as research and development expenses and general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for more than five million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. Our focused RAS/MAPK pipeline comprises modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

Our pipeline enables us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify therapeutic approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes two clinical-stage programs (naporafenib, a pan-RAF inhibitor, and ERAS-0015, a pan-RAS molecular glue), ERAS-4001 (a pan-KRAS inhibitor) for which we filed an investigational new drug application (IND) with the US Food and Drug Administration (FDA) in May 2025, with FDA clearance of the IND anticipated in June 2025, and ERAS-12, a discovery-stage program (an EGFR D2/D3 biparatopic antibody). We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

We in-licensed our RAS-targeting franchise in May 2024. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition than the comparator that has been demonstrated in cell-based assays. ERAS-0015 also has favorable absorption, distribution, metabolism and excretion (ADME) and PK properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-0015 will be AURORAS-1. The IND for AURORAS-1 was cleared by the FDA in May 2025. We anticipate a Phase 1 monotherapy data readout from the AURORAS-1 trial in 2026.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in development for the treatment of patients with KRAS-mutated solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wildtype HRAS and NRAS has the potential to provide a wider therapeutic window in the clinic. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50 (a measure of the drug concentration needed to achieve half-maximal inhibition) values in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed tumor regression in multiple models when administered as a monotherapy. In combination with an anti-PD-1 antibody, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-4001 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-4001 will be BOREALIS-1. We filed an IND for BOREALIS-1 in May 2025 and anticipate receiving FDA clearance of the IND in June 2025. We anticipate a Phase 1 monotherapy data readout from the BOREALIS-1 trial in 2026.

We believe ERAS-0015 has the potential to address unmet medical needs in approximately 2.7 million patients who are diagnosed annually worldwide with RAS-mutant tumors, including the more than 2.2 million patients with KRAS-mutant tumors whom ERAS-4001 could also address.

Our latest clinical stage product candidate is naporafenib, for which we initiated two trials to evaluate the naporafenib plus trametinib (MEKINIST) combination (neither of which is enrolling patients currently), the SEACRAFT-2 pivotal Phase 3 trial for patients with NRAS-mutated (NRASm) melanoma and the SEACRAFT-1 Phase 1b trial for patients with RAS Q61X solid tumors. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 600 patients to date, whereby safety, tolerability, and acceptable pharmacokinetics (PK) and pharmacodynamics have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib for patients with NRASm melanoma, which includes NRAS Q61X melanoma. In December 2023, we announced that the FDA granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation. Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

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
70% (7/10) of patients remained on treatment as of the data cutoff, including all four responders

In addition, we reported that naporafenib plus trametinib was generally well tolerated as of the safety cutoff date*, with mostly low-grade adverse events in the majority of patients. We believe that the use of mandatory primary rash prophylaxis helped reduce the frequency and severity of skin toxicities, reduced the drug discontinuation rate due to skin-related adverse events, and improved the observed tolerability results as measured by the increased relative dose intensity, as compared to the prior clinical trials of naporafenib plus trametinib conducted by Novartis, which did not include the use of mandatory primary rash prophylaxis.

* Efficacy data cutoff date was September 5, 2024. Safety data cutoff date was September 3, 2024.

In May 2025, following the IND clearance of ERAS-0015 and the IND filing for ERAS-4001, we conducted a strategic pipeline review. Following this review, in order to prioritize organizational focus and resources to rapidly advance our differentiated RAS-targeting franchise, we have decided to evaluate strategic alternatives for the Stage 2 portion of the naporafenib Phase 3 trial, including pursuing potential partnership opportunities. As a result of this decision, we will not read out data from Stage 1 of the SEACRAFT-2 trial in the second half of 2025.

Our next program is ERAS-12, our investigational EGFR D2/D3 biparatopic antibody (bpAb). ERAS-12 is a potential best-in-class biologic that is designed to inhibit EGFR through multiple proposed mechanisms of action. In tumors where EGFR signaling is thought to be a primary driver of tumor growth, an antibody-based approach has been shown to be an effective way to target the receptor. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the main site for ligand binding, and no approved antibodies target domain II (D2), which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. We believe the combined binding of D2 and D3 could result in differentiated and improved inhibition of downstream EGFR signaling. ERAS-12 also aims to exploit the innate immune system to induce tumor cell apoptosis. The Fragment crystallizable (Fc) region of IgG1 antibodies contain binding spots for both immune effector cells (e.g., NK cells) and the classical complement component C1q. By combining novel cell signal inhibition with enhancements to the Fc, we aim to create a potent multi-modal BIC anti-EGFR biologic which we believe could function as a targeted therapy with immunomodulatory activity.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of our common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million. No shares of our common stock were sold under the Sale Agreement during the three months ended March 31, 2025. As of March 31, 2025, we had $178.1 million of shares available for sale under the ATM program.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of March 31, 2025, we have raised a total of $1.0 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock and the sale and issuance of convertible preferred stock. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $411.1 million.

We have incurred significant operating losses since inception. Our net losses were $31.0 million and $35.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $798.6 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operations into the second half of 2028. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2025.

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs.

Katmai Pharmaceuticals, Inc.

In May 2024, we announced a strategic reprioritization which included deprioritizing our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, we entered into a Termination Agreement (the Katmai Termination Agreement) with Katmai Pharmaceuticals, Inc. (Katmai). The Katmai Termination Agreement terminated the license agreement, dated March 12, 2020, between us and Katmai in which we obtained an exclusive worldwide license from Katmai to develop and commercialize ERAS-801 (the Katmai License Agreement). Pursuant to the Katmai Termination Agreement, the Katmai License Agreement was terminated as of April 1, 2025. Under the Katmai Termination Agreement, we have agreed to assign to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that we developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai has agreed to make payments to us upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, we have agreed to provide certain transition services to Katmai for a 90-day period, for which Katmai shall reimburse us for our internal costs related to such services.

For additional information regarding our other in-license and acquisition agreements, see the section titled “Business—Our acquisition and license agreements” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended March 31,
	2025	2024
ERAS-0015(1)	$6,544	$—
Naporafenib	10,597	12,970
Other clinical programs	—	7,047
Other discovery and preclinical programs	8,828	8,557
Total research and development expenses	$25,969	$28,574

(1) We in-licensed ERAS-0015 in May 2024.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$25,969	$28,574	$(2,605)
General and administrative	9,661	10,277	(616)
Total operating expenses	35,630	38,851	(3,221)
Loss from operations	(35,630)	(38,851)	3,221
Total other income (expense), net	4,664	3,834	830
Net loss	$(30,966)	$(35,017)	$4,051

Research and development expenses

Research and development expenses were $26.0 million for the three months ended March 31, 2025 compared to $28.6 million for the three months ended March 31, 2024. The decrease of $2.6 million was primarily driven by decreases of $1.3 million in personnel costs, including stock-based compensation expense, $0.7 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, and $0.5 million in facilities-related expenses and depreciation.

General and administrative expenses

General and administrative expenses were $9.7 million for the three months ended March 31, 2025 compared to $10.3 million for the three months ended March 31, 2024. The decrease of $0.6 million was primarily driven by decreases of $0.4 million in legal fees and $0.2 million in insurance costs.

Other income (expense), net

Other income (expense), net was $4.7 million for the three months ended March 31, 2025 compared to $3.8 million for the three months ended March 31, 2024. The increase of $0.8 million was primarily related to an increase in interest earned on our cash, cash equivalents and marketable securities during the three months ended March 31, 2025.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of our common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million. No shares of our common stock were sold under the Sale Agreement during the three months ended March 31, 2025. As of March 31, 2025, we had $178.1 million of shares available for sale under the ATM program.

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

Future capital requirements

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $411.1 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

• evolving government regulation that impacts the way we operate, including the potential negative effects of changes in United States tariff and import/export regulations; and

• costs associated with any products or technologies that we may in-license or acquire.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(31,555)	$(33,251)
Investing activities	34,265	9,971
Financing activities	33	6,931
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,743	$(16,349)

Operating activities

Cash used in operating activities was $31.6 million during the three months ended March 31, 2025, primarily resulting from a net loss of $31.0 million, changes in operating assets and liabilities of $6.1 million and accretion on marketable securities of $2.0 million, partially reduced by stock-based compensation expense of $6.7 million and depreciation and amortization expense of $0.8 million. Net cash used by changes in operating assets and liabilities consisted primarily of a decrease in accrued expenses and other current and long-term liabilities of $8.0 million, partially offset by an increase in accounts payable of $1.8 million.

Cash used in operating activities was $33.3 million during the three months ended March 31, 2024, primarily resulting from a net loss of $35.0 million, changes in operating assets and liabilities of $3.7 million and accretion on marketable securities of $2.3 million, partially reduced by stock-based compensation expense of $6.8 million and depreciation and amortization expense of $1.0 million. Net cash used by changes in operating assets and liabilities consisted primarily of a decrease in accrued expenses and other current liabilities of $3.6 million, an increase in prepaid expenses and other current and long-term assets of $0.5 million, and a decrease in operating lease assets and liabilities, net of $0.2 million, partially offset by an increase in accounts payable of $0.6 million.

Investing activities

Net cash provided by investing activities was $34.3 million during the three months ended March 31, 2025 as compared to $10.0 million during the three months ended March 31, 2024. The increase in cash provided by investing activities of $24.3 million was primarily the result of a decrease in purchases of marketable securities of $33.3 million, partially offset by a decrease in maturities of marketable securities of $9.0 million.

Financing activities

Net cash provided by financing activities was less than $0.1 million during the three months ended March 31, 2025 as compared to $6.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, we received $6.9 million of proceeds for the prepayment of the 2024 Private Placement, which closed in April 2024.

Contractual obligations and commitments

As of March 31, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025, other than as set forth below.

Changes to United States tariff and import/export regulations may have a negative effect on us.

The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of US trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. Shifts in trade policy—whether through legislation, executive action, or international negotiation—could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the US and its key partners. Any of these factors could depress economic activity and the development and commercialization of our product candidates, which could result in a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1#	Non-Employee Director Compensation Program				X
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: May 13, 2025	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)