Form 10-Q
period 2025-06-30
Erasca, Inc.
filed 2025-08-12
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 283,670,139 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$66,143	$67,739
Short-term marketable securities	234,518	230,570
Prepaid expenses and other current assets	9,999	10,484
Total current assets	310,660	308,793
Long-term marketable securities	86,088	142,164
Property and equipment, net	14,825	16,321
Operating lease assets	30,814	32,218
Restricted cash	408	408
Other assets	2,591	2,622
Total assets	$445,386	$502,526
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,663	$468
Accrued expenses and other current liabilities	21,779	26,308
Operating lease liabilities	4,709	4,619
Total current liabilities	28,151	31,395
Operating lease liabilities, net of current portion	44,714	47,270
Other liabilities	263	362
Total liabilities	73,128	79,027
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2025 and December 31, 2024; 283,650,139 and 283,218,344 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	1,204,320	1,190,729
Accumulated other comprehensive income	415	405
Accumulated deficit	(832,505)	(767,663)
Total stockholders' equity	372,258	423,499
Total liabilities and stockholders' equity	$445,386	$502,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$21,170	$33,032	$47,139	$61,606
In-process research and development	7,500	22,500	7,500	22,500
General and administrative	9,455	12,250	19,116	22,527
Total operating expenses	38,125	67,782	73,755	106,633
Loss from operations	(38,125)	(67,782)	(73,755)	(106,633)
Other income (expense)
Interest income	4,330	5,041	9,070	8,941
Other expense, net	(81)	(460)	(157)	(526)
Total other income (expense), net	4,249	4,581	8,913	8,415
Net loss	$(33,876)	$(63,201)	$(64,842)	$(98,218)
Net loss per share, basic and diluted	$(0.12)	$(0.29)	$(0.23)	$(0.53)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,355,730	217,806,567	283,308,273	184,484,154
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	(213)	14	10	(273)
Comprehensive loss	$(34,089)	$(63,187)	$(64,832)	$(98,491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499
Exercise of stock options	47,372	—	33	—	—	33
Stock-based compensation expense	—	—	6,713	—	—	6,713
Net loss	—	—	—	—	(30,966)	(30,966)
Unrealized gain on marketable securities, net	—	—	—	223	—	223
Balance at March 31, 2025	283,265,716	$28	$1,197,475	$628	$(798,629)	$399,502
Exercise of stock options	63,332	—	43	—	—	43
Issuance of common stock under the Employee Stock Purchase Plan	321,091	—	404	—	—	404
Stock-based compensation expense	—	—	6,398	—	—	6,398
Net loss	—	—	—	—	(33,876)	(33,876)
Unrealized loss on marketable securities, net	—	—	—	(213)	—	(213)
Balance at June 30, 2025	283,650,139	$28	$1,204,320	$415	$(832,505)	$372,258

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686
Exercise of stock options	35,035	—	24	—	—	24
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	6,848	—	—	6,848
Net loss	—	—	—	—	(35,017)	(35,017)
Unrealized loss on marketable securities, net	—	—	—	(287)	—	(287)
Balance at March 31, 2024	151,497,138	$15	$929,634	$(210)	$(641,030)	$288,409
Issuance of common stock in private placement, net of $1,396 in fees and expenses	21,844,660	2	43,602	—	—	43,604
Issuance of common stock in underwritten offering, net of $9,574 in discounts and offering costs	99,459,458	10	174,416	—	—	174,426
Exercise of stock options	110,258	—	105	—	—	105
Issuance of common stock under the Employee Stock Purchase Plan	252,444	—	395	—	—	395
Vesting of early exercised stock options	—	—	155	—	—	155
Stock-based compensation expense	—	—	7,180	—	—	7,180
Net loss	—	—	—	—	(63,201)	(63,201)
Unrealized gain on marketable securities, net	—	—	—	14	—	14
Balance at June 30, 2024	273,163,958	$27	$1,155,487	$(196)	$(704,231)	$451,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(64,842)	$(98,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	2,131
Stock-based compensation expense	13,111	14,028
In-process research and development expenses	7,500	22,500
Accretion on marketable securities, net	(3,485)	(4,719)
Impairment charge on operating lease assets and property and equipment	—	4,653
Impairment charge on investment in equity securities	—	402
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	516	(840)
Accounts payable	1,195	(77)
Accrued expenses and other current and long-term liabilities	(6,628)	(2,313)
Operating lease assets and liabilities, net	(1,062)	19
Net cash used in operating activities	(52,086)	(62,434)

Cash flows from investing activities:
Purchases of marketable securities	(67,204)	(144,333)
Maturities of marketable securities	122,827	90,250
In-process research and development	(5,500)	(22,500)
Purchases of property and equipment	(113)	(55)
Net cash provided by (used in) investing activities	50,010	(76,638)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of fees and expenses	—	43,637
Proceeds from issuance of common stock in underwritten offering, net of discounts and offering costs	—	174,638
Proceeds from the exercise of stock options	76	129
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	404	395
Net cash provided by financing activities	480	218,799

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,596)	79,727
Cash, cash equivalents and restricted cash at beginning of the period	68,147	93,483
Cash, cash equivalents and restricted cash at end of the period	$66,551	$173,210

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for in-process research and development	$2,000	$—
Vesting of early exercised options	$—	$310
Amounts accrued for offering costs	$—	$245
Amounts accrued for deferred offering costs	$—	$170
Obligation accrued for investment in equity securities	$—	$235

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of June 30, 2025, the Company had $386.7 million in cash, cash equivalents and marketable securities. As of June 30, 2025, the Company had an accumulated deficit of $832.5 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through June 30, 2025, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and an "at the market" offering (ATM Offering).

The Company expects to use its cash, cash equivalents and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of June 30, 2025 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2025 and 2024. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

The Company had deposited cash of $408,000 as of June 30, 2025 and December 31, 2024 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$66,143	$172,802
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$66,551	$173,210

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of June 30, 2025 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	June 30,	for identical	observable	inputs
	2025	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$62,337	$62,337	$—	$—
US treasury securities(2)	80,844	80,844	—	—
US government agency securities(2)	41,904	—	41,904	—
Corporate debt securities(2)	4,993	—	4,993	—
Commercial paper(2)	101,762	—	101,762	—
Yankee debt securities(2)	5,015	—	5,015	—
US treasury securities(3)	51,891	51,891	—	—
US government agency securities(3)	34,197	—	34,197	—
Total fair value of assets	$382,943	$195,072	$187,871	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of June 30, 2025 and December 31, 2024, the Company's equity investment in Affini-T Therapeutics, Inc. (Affini-T) was fair valued at $0 which represents cost, less impairment. To date, $2.2 million of impairment adjustments have been recorded related to the value of the Company’s equity investment in Affini-T. No adjustment was made to the value of the Company’s equity investment in Affini-T during the three and six months ended June 30, 2025. An impairment adjustment of $402,000 was recorded related to the value of the Company’s equity investment in Affini-T during the three and six months ended June 30, 2024. As of December 31, 2024, the Company reassessed the fair value of its equity investment in Affini-T using a market approach which represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the equity investment involved unobservable inputs, including the terms and preferences of Affini-T's financings, cash flow projections and significant estimates and assumptions. Changes in the estimates and assumptions used could materially affect the amount of impairment losses recognized in the periods the equity investment is considered impaired. No transfers between levels have occurred during the periods presented.

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

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	June 30, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$80,715	$134	$(5)	$80,844
US government agency securities	1 or less	41,724	180	—	41,904
Corporate debt securities	1 or less	4,991	2	—	4,993
Commercial paper	1 or less	101,776	5	(19)	101,762
Yankee debt securities	1 or less	5,015	—	—	5,015
US treasury securities	1-2	51,781	110	—	51,891
US government agency securities	1-2	34,189	33	(25)	34,197
Total		$320,191	$464	$(49)	$320,606

	December 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$42,694	$155	$—	$42,849
US government agency securities	1 or less	22,350	70	—	22,420
Corporate debt securities	1 or less	30,641	60	—	30,701
Commercial paper	1 or less	129,500	107	(46)	129,561
Yankee debt securities	1 or less	5,045	—	(6)	5,039
US treasury securities	1-2	71,778	96	(90)	71,784
US government agency securities	1-2	70,321	188	(129)	70,380
Total		$372,329	$676	$(271)	$372,734

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	June 30, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$6,038	$(5)	$—	$—	$6,038	$(5)
Commercial paper	55,003	(19)	—	—	55,003	(19)
US government agency securities	9,093	(25)	—	—	9,093	(25)
Total	$70,134	$(49)	$—	$—	$70,134	$(49)

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$41,041	$(46)	$—	$—	$41,041	$(46)
Yankee debt securities	5,039	(6)	—	—	5,039	(6)
US treasury securities	54,836	(90)	—	—	54,836	(90)
US government agency securities	34,101	(129)	—	—	34,101	(129)
Total	$135,017	$(271)	$—	$—	$135,017	$(271)

As of June 30, 2025, there were 14 available-for-sale securities with an estimated fair value of $70.1 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2024, there were 22 available-for-sale securities with an estimated fair value of $135.0 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months.

As of June 30, 2025 and December 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.1 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$4,638	$4,741
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,624	1,564
Property and equipment	26,287	26,330
Less accumulated depreciation and amortization	(11,462)	(10,009)
Property and equipment, net	$14,825	$16,321

Depreciation and amortization expense related to property and equipment was $787,000 and $1.6 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$14,366	$14,872
Accrued compensation	6,643	10,651
Accrued professional services	371	451
Other accruals and current liabilities	399	334
Total	$21,779	$26,308

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

Under the Asana Merger Agreement, in 2020, the Company made an upfront payment of $20.0 million and issued 4,000,000 shares of its Series B-2 convertible preferred stock to Asana at a value of $7.50 per share or a total fair value of equity of $30.0 million. In connection with the Company's IPO, these shares of Series B-2 convertible preferred stock were converted into 3,333,333 shares of the Company’s common stock. The Company is obligated to make future development and regulatory milestone cash payments for a licensed product in an amount of up to $90.0 million. Additionally, upon achieving a development milestone related to demonstration of successful proof-of-concept in a specified clinical trial, the Company will also be required to issue 3,888,889 shares of its common stock to Asana. The Company is not obligated to pay royalties on the net sales of licensed products. No IPR&D expense was recorded during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three and six months ended June 30, 2025 and 2024.

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

Under the Joyo License Agreement, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (or up to $57.5 million if the Company’s territory is expanded to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. As of June 30, 2025 and December 31, 2024, the Company accrued $2.0 million and $0 related to the achievement of milestones, respectively. For the three and six months ended June 30, 2025, the Company recorded $7.5 million in IPR&D expense related to the achievement of milestones. For the three and six months ended June 30, 2024, the Company recorded $12.5 million in IPR&D expense related to the upfront cash payment.

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

Under the Medshine License Agreement, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. For the three and six months ended June 30, 2024, the Company recorded $10.0 million in IPR&D expense related to the upfront cash payment. No IPR&D expense was recorded during the three and six months ended June 30, 2025.

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

Under the NiKang Agreement, in 2020, the Company made an upfront payment of $5.0 million to NiKang and reimbursed NiKang $0.4 million for certain initial manufacturing costs. In addition, the Company paid $7.0 million in 2020 related to the publication of a US patent application that covered the composition of matter of ERAS-601. The Company is also obligated to pay (i) development and regulatory milestone payments in an aggregate amount of up to $16.0 million for the first licensed product, of which $4.0 million was paid in January 2021, and $12.0 million for a second licensed product, and (ii) commercial milestone payments in an aggregate amount of up to $157.0 million for the first licensed product and $151.0 million for a second licensed product. The Company is also obligated to: (i) pay tiered royalties on net sales of all licensed products in the mid-single digit percentages, subject to certain reductions; and (ii) equally split all net sublicensing revenues earned under sublicense agreements that the Company enters into with any third party before commencement of the first Phase I clinical trial for a licensed product. No IPR&D expense was recorded during the three and six months ended June 30, 2025 and 2024.

Katmai Pharmaceuticals, Inc.

In May 2024, the Company announced a strategic reprioritization which included deprioritizing its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, the Company entered into a Termination Agreement (the Katmai Termination Agreement) with Katmai Pharmaceuticals, Inc. (Katmai). The Katmai Termination Agreement terminated the license agreement, dated March 12, 2020, between the Company and Katmai in which the Company obtained an exclusive worldwide license from Katmai to develop and commercialize ERAS-801 (the Katmai License Agreement). Pursuant to the Katmai Termination Agreement, the Katmai License Agreement was terminated as of April 1, 2025. Under the Katmai Termination Agreement, the Company has assigned to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that the Company developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai is obligated to make payments to the Company upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, the Company provided certain transition services to Katmai for a 90-day period, for which Katmai is obligated to reimburse the Company for its internal costs related to such services. No IPR&D expense was recorded during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, no milestones are accrued for any license agreements, other than the Joyo License Agreement, as the underlying contingencies are not probable or estimable.

Note 9. Stockholders' equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2025, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Stock options issued and outstanding	47,790,988	33,910,721
Awards available for future grant	13,435,804	13,265,858
Shares available for purchase under the ESPP	4,081,044	1,569,952
Total	65,307,836	48,746,531

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

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of June 30, 2025, there were 13,435,804 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2024	33,910,721	$3.93	7.78	$12,989
Granted	14,855,136	1.75
Exercised	(110,704)	0.69
Canceled	(864,165)	4.61
Outstanding at June 30, 2025	47,790,988	$3.25	8.02	$880
Options exercisable at June 30, 2025	22,248,973	$4.32	6.91	$879

The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2025 was $1.02 and $1.25, respectively, and for the three and six months ended June 30, 2024 was $1.48 and $1.28, respectively. As of June 30, 2025, the unrecognized compensation cost related to unvested stock option grants was $40.9 million and is expected to be recognized as expense over approximately 2.74 years. The intrinsic value of the options exercised for the three and six months ended June 30, 2025 was $58,000 and $132,000, respectively. The intrinsic value of the options exercised for the three and six months ended June 30, 2024 was $123,000 and $170,000, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	3.96%-4.04%	4.26%-4.64%	3.96%-4.43%	3.84%-4.64%
Expected volatility	80.33%-82.36%	82.72%-83.14%	79.48%-82.36%	82.72%-83.91%
Expected term (in years)	5.50-6.02	5.50-6.08	5.28-6.08	5.28-6.08
Expected dividend yield	--%	--%	--%	--%

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

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company's 2021 Employee Stock Purchase Plan (the ESPP), which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $247,000 and $461,000 during the three and six months ended June 30, 2025, respectively, and $103,000 and $444,000 during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the unrecognized compensation cost related to the ESPP was $1.2 million and is expected to be recognized as expense over approximately 1.96 years. As of June 30, 2025 and December 31, 2024, $43,000 and $50,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company issued and sold 321,091 shares under the ESPP during the three and six months ended June 30, 2025 and 252,444 shares under the ESPP during the three and six months ended June 30, 2024.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	3.97%-4.32%	4.75%-5.39%	3.97%-4.32%	4.75%-5.39%
Expected volatility	76.13%-92.99%	68.73%-74.72%	76.13%-92.99%	68.73%-74.72%
Expected term (in years)	0.5-2.0	0.49-1.99	0.5-2.0	0.49-1.99
Expected dividend yield	--%	--%	--%	--%

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,938	$3,788	$6,056	$7,272
General and administrative	3,460	3,392	7,055	6,756
Total	$6,398	$7,180	$13,111	$14,028

Note 11. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032.

Lease costs were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,815	$2,434	$3,646	$4,345
Variable lease cost	1,026	918	2,169	1,834
Sublease income	(715)	(132)	(1,428)	(216)
Total lease cost	$2,126	$3,220	$4,387	$5,963

The Company paid $3.3 million and $4.1 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.89 years and 8.98%, respectively, at June 30, 2025. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.33 years and 8.97%, respectively, at December 31, 2024. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California (the January 2024 Sublease). Pursuant to the January 2024 Sublease, the subleased space is approximately 10,000 square feet of office space with a sublease term of three years which includes an option for the subtenant to renew for an additional year and an early termination clause. In June 2025, the Company and the subtenant entered into a termination agreement that terminates the January 2024 Sublease in July 2025. In July 2024, the Company executed an agreement to sublease the first floor of its corporate headquarters (the July 2024 Sublease). Pursuant to the July 2024 Sublease, the subleased space is 18,421 square feet of office space with a sublease term of 61 months beginning in October 2024. The July 2024 Sublease includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, the Company entered into an agreement to sublease a portion of the third floor of its corporate headquarters (the September 2024 Sublease). Pursuant to the September 2024 Sublease, the subleased space is approximately 5,000 square feet of laboratory space with a sublease term of one year which includes an option for the subtenant to renew for an additional year. In July 2025, the September 2024 Sublease was amended to: (i) add approximately 5,000 square feet of laboratory space on the third floor and approximately 11,000 square feet of office space on the second floor to the subleased space; and (ii) to extend the term of the September 2024 Sublease through December 31, 2027. The amendment to the September 2024 Sublease includes an option for the subtenant to renew for an additional year.

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $715,000 and $1.4 million related to income from these subleases during the three and six months ended June 30, 2025, respectively, and $132,000 and $216,000 during the three and six months ended June 30, 2024, respectively.

In connection with committing to the plan to sublease the first floor of its corporate headquarters in June 2024, the Company reassessed its asset groups for testing long-lived assets for impairment and determined the first floor operating lease assets and related property and equipment represented an asset group separate from the entity wide asset group. As of June 30, 2024, the Company concluded that the carrying value of the first floor asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The Company determined the fair value of the first floor asset group based on the income approach using a discounted cash flow model. The cash flows used in the model were discounted using a rate of 13.5%. Based on this analysis, the Company recognized a noncash impairment charge of $4.7 million, including $2.4 million for the operating lease assets and $2.3 million for the leasehold improvements and furniture, of which $3.0 million was recorded to research and development expense and $1.7 million was recorded to general and administrative expense, during the three and six months ended June 30, 2024. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset group involves significant estimates and assumptions, including projected future cash flows and a discount rate. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the asset group is considered impaired. No impairment was recorded during the three and six months ended June 30, 2025.

Future minimum lease payments and sublease receipts under operating leases as of June 30, 2025 (including the amended September 2024 Sublease) are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2025 (remaining six months)	$4,428	$1,420
2026	9,035	2,884
2027	9,199	2,970
2028	9,277	1,448
2029	9,572	1,237
Thereafter	25,527	—
Total lease payments or sublease receipts	$67,038	$9,959
Less: Amount representing interest	(17,615)
Operating lease liabilities	$49,423

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

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and six months ended June 30, 2025 and 2024. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and six months ended June 30, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws was signed into law. In addition to extending various expiring provisions from the Tax Cuts and Jobs Act (TCJA) of 2017, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred. These expenses had been required under the TCJA to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The Company is evaluating the impact of the legislation and forthcoming administrative guidance and regulations to its consolidated financial statements and related disclosures.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(33,876)	$(63,201)	$(64,842)	$(98,218)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,355,730	217,806,567	283,308,273	184,484,154
Net loss per share, basic and diluted	$(0.12)	$(0.29)	$(0.23)	$(0.53)

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

	June 30,	June 30,
	2025	2024
Options to purchase common stock	47,790,988	34,828,546
Options early exercised subject to future vesting	—	123,961
Estimated shares purchasable under the ESPP	1,521,200	798,238
Total potentially dilutive shares	49,312,188	35,750,745

Note 15. Segment Information

The Company operates and manages its business as a single operating and reportable segment focused on the discovery and development of precision medicines for the benefit of patients with cancer. The Company's chief operating decision maker (CODM) is the chief executive officer and the CODM manages and allocates resources to the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available, including cash, cash equivalents and marketable securities, and how to best deploy these resources based on unmet medical need, scientific data, probability of successful development, market potential and other considerations to best support the long-term growth of the business.

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

Note 16. Subsequent Events

On August 12, 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with Jefferies (the Agent), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement.

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

Our pipeline enables us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify therapeutic approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes three clinical-stage programs (naporafenib, a pan-RAF inhibitor; ERAS-0015, a pan-RAS molecular glue; and ERAS-4001, a pan-KRAS inhibitor), and ERAS-12, a discovery-stage program (an EGFR D2/D3 biparatopic antibody). We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

We in-licensed our RAS-targeting franchise in May 2024. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition than the comparator that has been demonstrated in cell-based assays. ERAS-0015 also has favorable absorption, distribution, metabolism and excretion (ADME) and PK properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-0015 is AURORAS-1. The investigational new drug application (IND) for AURORAS-1 was cleared by the US Food and Drug Administration (FDA) in May 2025. We anticipate a Phase 1 monotherapy data readout from the AURORAS-1 trial in 2026.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in development for the treatment of patients with KRAS-mutated solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wildtype HRAS and NRAS has the potential to provide a wider therapeutic window in the clinic. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50 (a measure of the drug concentration needed to achieve half-maximal inhibition) values in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed tumor regression in multiple models when administered as a monotherapy. In combination with an anti-PD-1 antibody, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-4001 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-4001 is BOREALIS-1. The IND for BOREALIS-1 was cleared by the FDA in May 2025. We anticipate a Phase 1 monotherapy data readout from the BOREALIS-1 trial in 2026.

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

* Efficacy data cutoff date was September 5, 2024. Safety data cutoff date was September 3, 2024.

In May 2025, in connection with our expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, we conducted a strategic pipeline review. Following this review, in order to prioritize organizational focus and resources to rapidly advance our differentiated RAS-targeting franchise, we decided to evaluate strategic alternatives for the Stage 2 portion of the naporafenib Phase 3 trial, including pursuing potential partnership opportunities. As a result of this decision, we will not read out data from Stage 1 of the SEACRAFT-2 trial in the second half of 2025.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of our common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million. No shares of our common stock were sold under the Sale Agreement during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, we had $178.1 million of shares available for sale under the ATM program.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of June 30, 2025, we have raised a total of $1.0 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock and the sale and issuance of convertible preferred stock. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $386.7 million.

We have incurred significant operating losses since inception. Our net losses were $33.9 million and $63.2 million for the three months ended June 30, 2025 and 2024, respectively, and $64.8 million and $98.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $832.5 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operations into the second half of 2028. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended June 30, 2025.

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs.

Katmai Pharmaceuticals, Inc.

In May 2024, we announced a strategic reprioritization which included deprioritizing our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, we entered into a Termination Agreement (the Katmai Termination Agreement) with Katmai Pharmaceuticals, Inc. (Katmai). The Katmai Termination Agreement terminated the license agreement, dated March 12, 2020, between us and Katmai in which we obtained an exclusive worldwide license from Katmai to develop and commercialize ERAS-801 (the Katmai License Agreement). Pursuant to the Katmai Termination Agreement, the Katmai License Agreement was terminated as of April 1, 2025. Under the Katmai Termination Agreement, we assigned to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that we developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai is obligated to make payments to us upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, we provided certain transition services to Katmai for a 90-day period, for which Katmai is obligated to reimburse us for our internal costs related to such services.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ERAS-0015(1)	$5,283	$8	$11,827	$8
ERAS-4001(1)	4,013	793	8,024	793
Naporafenib	8,085	13,538	18,682	26,507
Other clinical programs	—	—	—	7,047
Other discovery and preclinical programs	3,789	18,693	8,606	27,251
Total research and development expenses	$21,170	$33,032	$47,139	$61,606

(1) We in-licensed ERAS-0015 and ERAS-4001 in May 2024.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$21,170	$33,032	$(11,862)
In-process research and development	7,500	22,500	(15,000)
General and administrative	9,455	12,250	(2,795)
Total operating expenses	38,125	67,782	(29,657)
Loss from operations	(38,125)	(67,782)	29,657
Total other income (expense), net	4,249	4,581	(332)
Net loss	$(33,876)	$(63,201)	$29,325

Research and development expenses

Research and development expenses were $21.2 million for the three months ended June 30, 2025 compared to $33.0 million for the three months ended June 30, 2024. The decrease of $11.9 million was primarily driven by an impairment charge of $3.0 million on operating lease assets, leasehold improvements, and furniture related to the sublease plan of the first floor of our San Diego facility during the three months ended June 30, 2024, and decreases of $2.5 million in personnel costs, including stock-based compensation expense, $2.4 million in outsourced services and consulting fees, $2.3 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, and $1.2 million in facilities-related expenses and depreciation.

In-process research and development expenses

In-process research and development expenses were $7.5 million for the three months ended June 30, 2025 compared to $22.5 million for the three months ended June 30, 2024. In-process research and development expenses for the three months ended June 30, 2025 were related to the achievement of milestones in connection with our license agreement with Joyo. In-process research and development expenses for the three months ended June 30, 2024 were related to upfront payments in connection with our license agreements with Joyo and Medshine.

General and administrative expenses

General and administrative expenses were $9.5 million for the three months ended June 30, 2025 compared to $12.3 million for the three months ended June 30, 2024. The decrease of $2.8 million was primarily driven by an impairment charge of $1.7 million on operating lease assets, leasehold improvements, and furniture related to the sublease plan of the first floor of our San Diego facility during the three months ended June 30, 2024, and decreases of $0.5 million in legal fees, $0.2 million in insurance costs, and $0.2 million in facilities and office-related expenses.

Other income (expense), net

Other income (expense), net was $4.2 million for the three months ended June 30, 2025 compared to $4.6 million for the three months ended June 30, 2024. The decrease of $0.3 million was primarily related to a decrease in interest earned on our cash, cash equivalents and marketable securities of $0.7 million, partially offset by a $0.4 million impairment charge on our investment in equity securities during the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$47,139	$61,606	$(14,467)
In-process research and development	7,500	22,500	(15,000)
General and administrative	19,116	22,527	(3,411)
Total operating expenses	73,755	106,633	(32,878)
Loss from operations	(73,755)	(106,633)	32,878
Total other income (expense), net	8,913	8,415	498
Net loss	$(64,842)	$(98,218)	$33,376

Research and development expenses

Research and development expenses were $47.1 million for the six months ended June 30, 2025 compared to $61.6 million for the six months ended June 30, 2024. The decrease of $14.5 million was primarily driven by decreases of $3.8 million in personnel costs, including stock-based compensation expense, $3.0 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, $2.5 million in outsourced services and consulting fees, and $1.7 million in facilities-related expenses and depreciation, and an impairment charge of $3.0 million on operating lease assets, leasehold improvements, and furniture related to the sublease plan of the first floor of our San Diego facility during the six months ended June 30, 2024.

In-process research and development expenses

In-process research and development expenses were $7.5 million for the six months ended June 30, 2025 compared to $22.5 million for the six months ended June 30, 2024. In-process research and development expenses for the six months ended June 30, 2025 were related to the achievement of milestones in connection with our license agreement with Joyo. In-process research and development expenses for the six months ended June 30, 2024 were related to upfront payments in connection with our license agreements with Joyo and Medshine.

General and administrative expenses

General and administrative expenses were $19.1 million for the six months ended June 30, 2025 compared to $22.5 million for the six months ended June 30, 2024. The decrease of $3.4 million was primarily driven by an impairment charge of $1.7 million on operating lease assets, leasehold improvements, and furniture related to the sublease plan of the first floor of our San Diego facility during the six months ended June 30, 2024, and decreases of $1.0 million in legal fees, $0.4 million in facilities and office-related expenses, and $0.3 million in insurance costs.

Other income (expense), net

Other income (expense), net was $8.9 million for the six months ended June 30, 2025 compared to $8.4 million for the six months ended June 30, 2024. The increase of $0.5 million was primarily related to a $0.4 million impairment charge on our investment in equity securities during the six months ended June 30, 2024 and an increase in interest earned on our cash, cash equivalents and marketable securities of $0.1 million during the six months ended June 30, 2025.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of our common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offering during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million. No shares of our common stock were sold under the Sale Agreement during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, we had $178.1 million of shares available for sale under the ATM program.

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

Future capital requirements

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $386.7 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(52,086)	$(62,434)
Investing activities	50,010	(76,638)
Financing activities	480	218,799
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,596)	$79,727

Operating activities

Cash used in operating activities was $52.1 million during the six months ended June 30, 2025, primarily resulting from a net loss of $64.8 million, changes in operating assets and liabilities of $6.0 million and accretion on marketable securities of $3.5 million, partially reduced by stock-based compensation expense of $13.1 million, in-process research and development expenses of $7.5 million, which are reflected in noncash and investing activities, and depreciation and amortization expense of $1.6 million. Net cash used from changes in operating assets and liabilities consisted primarily of decreases in accrued expenses and other current and long-term liabilities of $6.6 million and operating lease assets and liabilities, net of $1.1 million, partially offset by an increase in accounts payable of $1.2 million and a decrease in prepaid expenses and other current and long-term assets of $0.5 million.

Cash used in operating activities was $62.4 million during the six months ended June 30, 2024, primarily resulting from a net loss of $98.2 million, accretion on marketable securities of $4.7 million and changes in operating assets and liabilities of $3.2 million, partially reduced by in-process research and development expenses of $22.5 million, which are reflected in investing activities, stock-based compensation expense of $14.0 million, an impairment charge of $4.7 million on operating lease assets, leasehold improvements and furniture and depreciation and amortization expense of $2.1 million. Net cash used from changes in operating assets and liabilities consisted primarily of a decrease in accounts payable, accrued expenses and other current and long-term liabilities of $2.4 million and an increase in prepaid expenses and other current and long-term assets of $0.8 million.

Investing activities

Net cash provided by investing activities was $50.0 million during the six months ended June 30, 2025 as compared to net cash used in investing activities of $76.6 million during the six months ended June 30, 2024. The increase in cash provided by investing activities of $126.6 million was primarily the result of a decrease in purchases of marketable securities of $77.1 million, an increase in maturities of marketable securities of $32.6 million and a decrease in in-process research and development of $17.0 million.

Financing activities

Net cash provided by financing activities was $0.5 million during the six months ended June 30, 2025 as compared to $218.8 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we received $0.4 million from the issuance of common stock under our ESPP and $0.1 million from the exercise of stock options. During the six months ended June 30, 2024, we received $174.6 million of net proceeds for the issuance of common stock from the 2024 Offering, $43.6 million in net proceeds for the issuance of common stock from the 2024 Private Placement, $0.4 million from the issuance of common stock under our ESPP and $0.1 million from the exercise of stock options.

Contractual obligations and commitments

As of June 30, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025, other than as set forth in Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

At the Market Sales Agreements

2022 Sale Agreement

On August 11, 2022, we entered into an Open Market Sale Agreement (the Sale Agreement), with Jefferies LLC (the Agent), pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (2022 ATM Offering) through the Agent. In connection with the 2022 ATM Offering, we filed a sales agreement prospectus (the 2022 ATM Prospectus) with a shelf registration statement on Form S-3 (File No. 333-266802), which was declared effective by the SEC on August 18, 2022. In connection with the Amended and Restated Sale Agreement (defined below), effective August 12, 2025, we amended and restated the Sale Agreement, and we have discontinued all offers and sales of shares of our common stock under the Sale Agreement and the 2022 ATM Prospectus. As of June 30, 2025, we had $178.1 million of shares available for sale under the 2022 ATM Offering.

Amended and Restated Sale Agreement

On August 12, 2025, we entered into an Amended and Restated Open Market Sale Agreement (the Amended and Restated Sale Agreement) with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (2025 ATM Offering) through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Amended and Restated Sale Agreement.

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Amended and Restated Sale Agreement. No assurance can be given that we will sell any shares of common stock under the Amended and Restated Sale Agreement, or, if we do, as to the price or amount of shares of common stock that we sell or the dates when such sales will take place.

In the Amended and Restated Sale Agreement, we agreed to indemnify the Agent against certain liabilities, including under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or to contribute to payments that the Agent may be required to make because of such liabilities. We and the Agent may each terminate the Amended and Restated Sale Agreement at any time upon specified prior written notice.

The foregoing description of the Amended and Restated Sale Agreement is not complete and is qualified in its entirety by reference to the Amended and Restated Sale Agreement, a copy of which will be filed as Exhibit 1.2 to our Registration Statement on Form S-3 to be filed on August 12, 2025 with the SEC and is incorporated herein by reference.

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

Erasca, Inc.

Date: August 12, 2025	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)