Form 10-Q
period 2025-09-30
Erasca, Inc.
filed 2025-11-12
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 283,711,805 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$70,230	$67,739
Short-term marketable securities	218,170	230,570
Prepaid expenses and other current assets	11,525	10,484
Total current assets	299,925	308,793
Long-term marketable securities	73,982	142,164
Property and equipment, net	14,037	16,321
Operating lease assets	30,081	32,218
Restricted cash	408	408
Other assets	1,968	2,622
Total assets	$420,401	$502,526
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,029	$468
Accrued expenses and other current liabilities	20,798	26,308
Operating lease liabilities	4,885	4,619
Total current liabilities	28,712	31,395
Operating lease liabilities, net of current portion	43,408	47,270
Other liabilities	395	362
Total liabilities	72,515	79,027
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2025 and December 31, 2024; 283,711,805 and 283,218,344 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	1,210,326	1,190,729
Accumulated other comprehensive income	649	405
Accumulated deficit	(863,117)	(767,663)
Total stockholders' equity	347,886	423,499
Total liabilities and stockholders' equity	$420,401	$502,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$22,474	$27,631	$69,613	$89,237
In-process research and development	2,000	—	9,500	22,500
General and administrative	10,072	9,611	29,188	32,138
Total operating expenses	34,546	37,242	108,301	143,875
Loss from operations	(34,546)	(37,242)	(108,301)	(143,875)
Other income (expense)
Interest income	3,971	5,869	13,041	14,810
Other (expense) income, net	(37)	173	(194)	(353)
Total other income (expense), net	3,934	6,042	12,847	14,457
Net loss	$(30,612)	$(31,200)	$(95,454)	$(129,418)
Net loss per share, basic and diluted	$(0.11)	$(0.11)	$(0.34)	$(0.60)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,681,570	282,384,964	283,434,073	217,355,959
Other comprehensive income (loss):
Unrealized gain on marketable securities, net	234	2,021	244	1,748
Comprehensive loss	$(30,378)	$(29,179)	$(95,210)	$(127,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499
Exercise of stock options	47,372	—	33	—	—	33
Stock-based compensation expense	—	—	6,713	—	—	6,713
Net loss	—	—	—	—	(30,966)	(30,966)
Unrealized gain on marketable securities, net	—	—	—	223	—	223
Balance at March 31, 2025	283,265,716	$28	$1,197,475	$628	$(798,629)	$399,502
Exercise of stock options	63,332	—	43	—	—	43
Issuance of common stock under the Employee Stock Purchase Plan	321,091	—	404	—	—	404
Stock-based compensation expense	—	—	6,398	—	—	6,398
Net loss	—	—	—	—	(33,876)	(33,876)
Unrealized loss on marketable securities, net	—	—	—	(213)	—	(213)
Balance at June 30, 2025	283,650,139	$28	$1,204,320	$415	$(832,505)	$372,258
Exercise of stock options	61,666	—	41	—	—	41
Stock-based compensation expense	—	—	5,965	—	—	5,965
Net loss	—	—	—	—	(30,612)	(30,612)
Unrealized gain on marketable securities, net	—	—	—	234	—	234
Balance at September 30, 2025	283,711,805	$28	$1,210,326	$649	$(863,117)	$347,886

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

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(95,454)	$(129,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,364	2,973
Stock-based compensation expense	19,076	20,665
In-process research and development expenses	9,500	22,500
Accretion on marketable securities, net	(4,507)	(7,237)
Impairment charge on operating lease assets and property and equipment	—	4,653
Impairment charge on investment in equity securities	—	402
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(387)	(2,599)
Accounts payable	2,561	405
Accrued expenses and other current and long-term liabilities	(5,438)	3,158
Operating lease assets and liabilities, net	(1,459)	(355)
Net cash used in operating activities	(73,744)	(84,853)

Cash flows from investing activities:
Purchases of marketable securities	(108,744)	(336,091)
Maturities of marketable securities	194,077	179,575
In-process research and development	(9,500)	(22,500)
Payment made for investment in equity securities	—	(157)
Purchases of property and equipment	(119)	(60)
Net cash provided by (used in) investing activities	75,714	(179,233)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of fees and expenses	—	43,604
Proceeds from issuance of common stock in underwritten offering, net of discounts and offering costs	—	174,426
Proceeds from issuance of common stock in ATM offering, net of commissions and expenses	—	21,031
Proceeds from the exercise of stock options	117	440
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	404	395
Net cash provided by financing activities	521	239,896

Net increase (decrease) in cash, cash equivalents and restricted cash	2,491	(24,190)
Cash, cash equivalents and restricted cash at beginning of the period	68,147	93,483
Cash, cash equivalents and restricted cash at end of the period	$70,638	$69,293

Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised options	$—	$465
Obligation accrued for investment in equity securities	$—	$78

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of September 30, 2025, the Company had $362.4 million in cash, cash equivalents and marketable securities. As of September 30, 2025, the Company had an accumulated deficit of $863.1 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through September 30, 2025, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and "at the market" offerings.

The Company expects to use its cash, cash equivalents and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of September 30, 2025 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

The Company had deposited cash of $408,000 as of September 30, 2025 and December 31, 2024 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$70,230	$68,885
Restricted cash	408	408
Total cash, cash equivalents and restricted cash	$70,638	$69,293

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for the Company in its annual period beginning after December 15, 2025 and early adoption is permitted. The standard allows for adoption on a prospective basis, with a retrospective option. The Company will be adopting the standard for the year ended December 31, 2025. The Company is currently evaluating the standard and does not expect it to have a material impact on the Company's consolidated financial statements.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of September 30, 2025 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	September 30,	for identical	observable	inputs
	2025	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$59,161	$59,161	$—	$—
US treasury securities(2)	91,087	91,087	—	—
US government agency securities(2)	64,218	—	64,218	—
Commercial paper(2)	57,865	—	57,865	—
Yankee debt securities(2)	5,000	—	5,000	—
US treasury securities(3)	46,377	46,377	—	—
US government agency securities(3)	26,104	—	26,104	—
Sovereign debt securities(3)	1,501	—	1,501	—
Total fair value of assets	$351,313	$196,625	$154,688	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of September 30, 2025 and December 31, 2024, the Company's equity investment in Affini-T Therapeutics, Inc. (Affini-T) was fair valued at $0 which represents cost, less impairment. To date, $2.2 million of impairment adjustments have been recorded related to the value of the Company’s equity investment in Affini-T. No adjustment was made to the value of the Company’s equity investment in Affini-T during the three and nine months ended September 30, 2025. An impairment adjustment of $0 and $402,000 was recorded related to the value of the Company’s equity investment in Affini-T during the three and nine months ended September 30, 2024, respectively. As of December 31, 2024, the Company reassessed the fair value of its equity investment in Affini-T using a market approach which represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the equity investment involved unobservable inputs, including the terms and preferences of Affini-T's financings, cash flow projections and significant estimates and assumptions. Changes in the estimates and assumptions used could materially affect the amount of impairment losses recognized in the periods the equity investment is considered impaired. No transfers between levels have occurred during the periods presented.

Cash equivalents consist of money market funds, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, commercial paper, and Yankee debt securities, and long-term marketable securities consist of US treasury securities, US government agency securities, and sovereign debt securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, and bid and/or offers.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$90,928	$159	$—	$91,087
US government agency securities	1 or less	63,996	225	(3)	64,218
Commercial paper	1 or less	57,837	28	—	57,865
Yankee debt securities	1 or less	5,000	—	—	5,000
US treasury securities	1-2	46,231	155	(9)	46,377
US government agency securities	1-2	26,011	93	—	26,104
Sovereign debt securities	1-2	1,500	1	—	1,501
Total		$291,503	$661	$(12)	$292,152

	December 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$42,694	$155	$—	$42,849
US government agency securities	1 or less	22,350	70	—	22,420
Corporate debt securities	1 or less	30,641	60	—	30,701
Commercial paper	1 or less	129,500	107	(46)	129,561
Yankee debt securities	1 or less	5,045	—	(6)	5,039
US treasury securities	1-2	71,778	96	(90)	71,784
US government agency securities	1-2	70,321	188	(129)	70,380
Total		$372,329	$676	$(271)	$372,734

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	September 30, 2025
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US government agency securities	$9,111	$(3)	$—	$—	$9,111	$(3)
US treasury securities	6,535	(9)	—	—	6,535	(9)
Total	$15,646	$(12)	$—	$—	$15,646	$(12)

	December 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$41,041	$(46)	$—	$—	$41,041	$(46)
Yankee debt securities	5,039	(6)	—	—	5,039	(6)
US treasury securities	54,836	(90)	—	—	54,836	(90)
US government agency securities	34,101	(129)	—	—	34,101	(129)
Total	$135,017	$(271)	$—	$—	$135,017	$(271)

As of September 30, 2025, there were four available-for-sale securities with an estimated fair value of $15.6 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2024, there were 22 available-for-sale securities with an estimated fair value of $135.0 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months.

As of September 30, 2025 and December 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.9 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$4,421	$4,741
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,510	1,564
Property and equipment	25,956	26,330
Less accumulated depreciation and amortization	(11,919)	(10,009)
Property and equipment, net	$14,037	$16,321

Depreciation and amortization expense related to property and equipment was $755,000 and $2.4 million for the three and nine months ended September 30, 2025, respectively, and $842,000 and $3.0 million for the three and nine months ended September 30, 2024, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$11,159	$14,872
Accrued compensation	8,935	10,651
Accrued professional services	428	451
Other accruals and current liabilities	276	334
Total	$20,798	$26,308

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

Asana BioSciences, LLC

In November 2020, the Company entered into the Asana Merger Agreement, pursuant to which ASN became its wholly-owned subsidiary. Asana and ASN had previously entered into a license agreement, which was amended and restated prior to the closing of the merger transaction (the Asana License Agreement), pursuant to which ASN acquired an exclusive, worldwide license to certain intellectual property rights relating to inhibitors of ERK1 and ERK2 owned or controlled by Asana to develop and commercialize ERAS-007 and certain other related compounds for all applications. No IPR&D expense was recorded during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

In May 2024, the Company announced a strategic reprioritization that included deprioritizing the final trial in the HERKULES series of clinical trials that was evaluating ERAS-007. In September 2025, the Company sent a notice to Asana to terminate the Asana License Agreement, with an effective termination date of November 8, 2025. In connection with such termination, the Company and Asana have agreed that the Company shall continue to ensure that the patients currently enrolled in the HERKULES series of trials will be permitted to continue to participate in such trials for the foreseeable future.

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

Under the Novartis Agreement, the Company made an upfront cash payment to Novartis of $20.0 million and issued to Novartis 12,307,692 shares of common stock of the Company having an aggregate value of approximately $80.0 million. The Company is obligated to make future regulatory milestone payments of up to $80.0 million and sales milestone payments of up to $200.0 million. The Company is also obligated to pay royalties on net sales of all licensed products, in the low-single digit percentages, subject to certain reductions. No IPR&D expense was recorded during the three and nine months ended September 30, 2025 and 2024.

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

Under the Joyo License Agreement, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (or up to $57.5 million if the Company’s territory is expanded to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. The Company recorded IPR&D expense of $0 and $7.5 million related to the achievement of milestones during the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company recorded $0 and $12.5 million in IPR&D expense related to the upfront cash payment, respectively.

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

Under the Medshine License Agreement, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. The Company recorded IPR&D expense of $2.0 million related to the achievement of milestones during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded $0 and $10.0 million in IPR&D expense related to the upfront cash payment, respectively.

NiKang Therapeutics, Inc.

In February 2020, the Company entered into a license agreement (the NiKang License Agreement) with NiKang Therapeutics, Inc. (NiKang) under which the Company was granted an exclusive, worldwide license to certain intellectual property rights owned or controlled by NiKang related to certain SHP2 inhibitors to develop and commercialize ERAS-601 and certain other related compounds for all applications. No IPR&D expense was recorded during the three and nine months ended September 30, 2025 and 2024.

In November 2023, the Company announced a strategic reprioritization that included deprioritizing the FLAGSHP-1 clinical trial that was evaluating ERAS-601. In September 2025, the Company sent a notice to NiKang to terminate the NiKang License Agreement, with an effective termination date of October 9, 2025. In connection with such termination, the Company and NiKang have agreed that the Company shall continue to ensure that the patients currently enrolled in the FLAGSHP-1 trial and an investigator-initiated trial of ERAS-601 will be permitted to continue to participate in such trials for the foreseeable future.

Katmai Pharmaceuticals, Inc.

In May 2024, the Company announced a strategic reprioritization which included deprioritizing its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, the Company entered into a Termination Agreement (the Katmai Termination Agreement) with Katmai Pharmaceuticals, Inc. (Katmai). The Katmai Termination Agreement terminated the license agreement, dated March 12, 2020, between the Company and Katmai in which the Company obtained an exclusive worldwide license from Katmai to develop and commercialize ERAS-801 (the Katmai License Agreement). Pursuant to the Katmai Termination Agreement, the Katmai License Agreement was terminated as of April 1, 2025. Under the Katmai Termination Agreement, the Company has assigned to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that the Company developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai is obligated to make payments to the Company upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, the Company provided certain transition services to Katmai for a 90-day period, for which Katmai reimbursed the Company for its internal costs related to such services. No IPR&D expense was recorded during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, no milestones had been accrued for any license agreement as the underlying contingencies were not probable or estimable.

Note 9. Stockholders' equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2025, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Stock options issued and outstanding	47,726,901	33,910,721
Awards available for future grant	13,438,225	13,265,858
Shares available for purchase under the ESPP	4,081,044	1,569,952
Total	65,246,170	48,746,531

ATM offerings

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from the Company of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the three and nine months ended September 30, 2024, the Company sold 9,231,114 shares of common stock at a weighted-average price of $2.37 per share under the Sale Agreement with the Agent. Proceeds from the ATM Offerings during the three and nine months ended September 30, 2024 were $21.0 million, net of commissions and expenses of $847,000.

In August 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. During the three and nine months ended September 30, 2025, the Company did not sell any shares of common stock under the 2025 Sale Agreement.

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

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of September 30, 2025, there were 13,438,225 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2024	33,910,721	$3.93	7.78	$12,989
Granted	15,071,386	1.75
Exercised	(172,370)	0.68
Canceled	(1,082,836)	4.19
Outstanding at September 30, 2025	47,726,901	$3.24	7.77	$14,584
Options exercisable at September 30, 2025	24,444,507	$4.24	6.81	$6,142

The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2025 was $0.98 and $1.24, respectively, and for the three and nine months ended September 30, 2024 was $1.86 and $1.29, respectively. As of September 30, 2025, the unrecognized compensation cost related to unvested stock option grants was $35.2 million and is expected to be recognized as expense over approximately 2.55 years. The intrinsic value of the options exercised for the three and nine months ended September 30, 2025 was $52,000 and $185,000, respectively. The intrinsic value of the options exercised for the three and nine months ended September 30, 2024 was $535,000 and $705,000, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.94%-4.07%	3.69%-4.45%	3.94%-4.43%	3.69%-4.64%
Expected volatility	81.43%-81.50%	81.57%-81.64%	79.48%-82.36%	81.57%-83.91%
Expected term (in years)	6.03	6.02-6.07	5.28-6.08	5.28-6.08
Expected dividend yield	--%	--%	--%	--%

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

The Company recognized stock-based compensation expense related to the ESPP of $125,000 and $586,000 during the three and nine months ended September 30, 2025, respectively, and $156,000 and $600,000 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the unrecognized compensation cost related to the ESPP was $1.0 million and is expected to be recognized as expense over approximately 1.71 years. As of September 30, 2025 and December 31, 2024, $296,000 and $50,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company issued and sold zero and 321,091 shares under the ESPP during the three and nine months ended September 30, 2025, respectively, and zero and 252,444 shares under the ESPP during the three and nine months ended September 30, 2024, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025(1)	2024(1)	2025	2024
Risk-free interest rate	--%	--%	3.97%-4.32%	4.75%-5.39%
Expected volatility	--%	--%	76.13%-92.99%	68.73%-74.72%
Expected term (in years)	--	--	0.50-2.00	0.49-1.99
Expected dividend yield	--%	--%	--%	--%

(1)
No grants were made under the ESPP during the three months ended September 30, 2025 and 2024.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,647	$3,103	$8,702	$10,374
General and administrative	3,318	3,534	10,374	10,291
Total	$5,965	$6,637	$19,076	$20,665

Note 11. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032.

Lease costs were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,817	$1,840	$5,463	$6,185
Variable lease cost	1,026	940	3,196	2,774
Sublease income	(778)	(361)	(2,206)	(577)
Total lease cost	$2,065	$2,419	$6,453	$8,382

The Company paid $4.8 million and $6.1 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.64 years and 8.98%, respectively, at September 30, 2025. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.33 years and 8.97%, respectively, at December 31, 2024. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In December 2021, the Company entered into a lease agreement for 29,542 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then-current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The renewal option has not been included in the Company's operating lease assets and liabilities. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the condensed consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. In February 2022, the expected project costs exceeded the tenant improvement allowances by $5.1 million, which was paid directly to the landlord by the Company and was recorded as prepaid rent in the condensed consolidated balance sheets and as a cash outflow from operating activities in the condensed consolidated statements of cash flows. Upon lease commencement, the $5.1 million of prepaid rent was included in the operating lease asset. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the condensed consolidated balance sheets. In July 2025, $656,000 of the security deposit was returned to the Company per the terms of the lease agreement. As of September 30, 2025, $218,000 remains as a security deposit included in other assets in the condensed consolidated balance sheets.

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California (the January 2024 Sublease). Pursuant to the January 2024 Sublease, the subleased space was approximately 10,000 square feet of office space with a sublease term of three years which included an option for the subtenant to renew for an additional year and an early termination clause. In June 2025, the Company and the subtenant entered into a termination agreement that terminated the January 2024 Sublease in July 2025. In July 2024, the Company entered into an agreement to sublease the first floor of its corporate headquarters (the July 2024 Sublease). Pursuant to the July 2024 Sublease, the subleased space is 18,421 square feet of office space with a sublease term of 61 months beginning in October 2024. The July 2024 Sublease includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, the Company entered into an agreement to sublease a portion of the third floor of its corporate headquarters (the September 2024 Sublease). Pursuant to the September 2024 Sublease, the subleased space was approximately 5,000 square feet of laboratory space with a sublease term of one year which included an option for the subtenant to renew for an additional year. In July 2025, the September 2024 Sublease was amended to: (i) add approximately 5,000 square feet of laboratory space on the third floor and approximately 11,000 square feet of office space on the second floor to the subleased space; and (ii) to extend the term of the September 2024 Sublease through December 31, 2027. The amendment to the September 2024 Sublease includes an option for the subtenant to renew for an additional year.

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $778,000 and $2.2 million related to income from these subleases during the three and nine months ended September 30, 2025, respectively, and $361,000 and $577,000 during the three and nine months ended September 30, 2024, respectively.

In connection with committing to the plan to sublease the first floor of its corporate headquarters in June 2024, the Company reassessed its asset groups for testing long-lived assets for impairment and determined the first floor operating lease assets and related property and equipment represented an asset group separate from the entity wide asset group. As of June 30, 2024, the Company concluded that the carrying value of the first floor asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The Company determined the fair value of the first floor asset group based on the income approach using a discounted cash flow model. The cash flows used in the model were discounted using a rate of 13.5%. Based on this analysis, the Company recognized a noncash impairment charge of $4.7 million, including $2.4 million for the operating lease assets and $2.3 million for the leasehold improvements and furniture, of which $3.0 million was recorded to research and development expense and $1.7 million was recorded to general and administrative expense, during the nine months ended September 30, 2024. No impairment was recorded during the three months ended September 30, 2024. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset group involves significant estimates and assumptions, including projected future cash flows and a discount rate. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the asset group is considered impaired. No impairment was recorded during the three and nine months ended September 30, 2025.

Future minimum lease payments and sublease receipts under operating leases as of September 30, 2025 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2025 (remaining three months)	$2,214	$714
2026	9,035	2,884
2027	9,199	2,970
2028	9,277	1,448
2029	9,572	1,237
Thereafter	25,527	—
Total lease payments or sublease receipts	$64,824	$9,253
Less: Amount representing interest	(16,531)
Operating lease liabilities	$48,293

Note 12. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Strategic reprioritization

In May 2024, in connection with the execution of the Joyo License Agreement and the Medshine License Agreement, the Company approved a strategic reprioritization. The Company deprioritized its HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer, its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma, and its ERAS-4 pan-KRAS program. In connection with this strategic reprioritization, the Company also approved a reduction in the Company’s workforce by approximately 18%, primarily affecting employees working in certain drug discovery functions or on the deprioritized programs and trials. As a result, the Company recognized $0 and $2.2 million in total charges in the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss based upon the underlying employees’ role within the Company in connection with the reduction in force. These charges consisted primarily of one-time cash charges for termination benefits which were substantially all paid in June 2024.

Note 13. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and nine months ended September 30, 2025 and 2024. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and nine months ended September 30, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the U.S. federal income tax laws was signed into law. In addition to extending various expiring provisions from the Tax Cuts and Jobs Act (TCJA) of 2017, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred. These expenses had been required under the TCJA to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The Company has evaluated the effects of the legislation and has determined that the enactment of the OBBBA does not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(30,612)	$(31,200)	$(95,454)	$(129,418)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,681,570	282,384,964	283,434,073	217,355,959
Net loss per share, basic and diluted	$(0.11)	$(0.11)	$(0.34)	$(0.60)

The Company’s potentially dilutive securities, which include options to purchase common stock and shares purchasable under the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented as amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,	September 30,
	2025	2024
Options to purchase common stock	47,726,901	34,533,440
Estimated shares purchasable under the ESPP	1,521,200	798,238
Total potentially dilutive shares	49,248,101	35,331,678

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

Other RTKs
EGFR
RAS-GDP
2
GEF
GDP
GTP
GRB2
SOS1
SHP2
P1
GAP
NF1
2
RAS-GTP
MAPK pathway
PI3K pathway
RAF
PI3K
1
P
MEK
P
AKT
P
ERK
mTOR
MYC
3
Legend
1
Target upstream & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

Our pipeline enables us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify therapeutic approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes three clinical-stage programs (ERAS-0015, a pan-RAS molecular glue; ERAS-4001, a pan-KRAS inhibitor; and naporafenib, a pan-RAF inhibitor), and ERAS-12, a discovery-stage program (an EGFR D2/D3 biparatopic antibody). We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

We in-licensed our RAS-targeting franchise in May 2024. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition in cell-based assays compared with the comparator. ERAS-0015 also has favorable absorption, distribution, metabolism and excretion (ADME) and PK properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-0015 is AURORAS-1. We anticipate a Phase 1 monotherapy data readout from the AURORAS-1 trial in 2026.

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

Our most advanced clinical stage product candidate is naporafenib, for which we initiated two trials to evaluate the naporafenib plus trametinib (MEKINIST) combination (neither of which is enrolling patients currently), the SEACRAFT-2 pivotal Phase 3 trial for patients with NRAS-mutated (NRASm) melanoma and the SEACRAFT-1 Phase 1b trial for patients with RAS Q61X solid tumors. Naporafenib is a pan-RAF inhibitor with first-in-class and best-in-class potential for patients with NRASm melanoma and other RAS/MAPK pathway-driven tumors. RAF proteins are ubiquitously expressed serine-threonine kinases that constitute a key node of the RAS/MAPK pathway downstream of RAS and upstream of MEK. The RAF protein family consists of ARAF, BRAF, and CRAF (RAF1) that are activated through dimerization. Mutations in RAF proteins have been observed in many cancers, such as melanoma, colorectal cancer (CRC), non-small cell lung cancer (NSCLC), and thyroid cancer. We in-licensed naporafenib from Novartis Pharma AG (Novartis) in December 2022. Naporafenib has been dosed in over 600 patients to date, whereby safety, tolerability, and acceptable pharmacokinetics (PK) and pharmacodynamics have been established in both monotherapy and select combinations, with clinical proof-of-concept (PoC) data in combination with trametinib for patients with NRASm melanoma, which includes NRAS Q61X melanoma. In December 2023, we announced that the FDA granted Fast Track Designation (FTD) to naporafenib in combination with trametinib for the treatment of adult patients with unresectable or metastatic melanoma who have progressed on, or are intolerant to, an anti‑programmed death-1 (ligand 1) (PD‑(L)1)-based regimen, and whose tumors contain an NRAS mutation. Programs that receive FTD may benefit from early and frequent interactions with the FDA during the clinical development process and, if relevant criteria are met, the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from us of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the three and nine months ended September 30, 2024, we sold 9,231,114 shares of our common stock at a weighted-average price of $2.37 per share under the Sale Agreement with the Agent. Proceeds from the ATM Offerings during the three and nine months ended September 30, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

In August 2025, we entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of September 30, 2025, we had $200.0 million of shares available for sale under the ATM program.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of September 30, 2025, we have raised a total of $1.0 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock and the sale and issuance of convertible preferred stock. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $362.4 million.

We have incurred significant operating losses since inception. Our net losses were $30.6 million and $31.2 million for the three months ended September 30, 2025 and 2024, respectively, and $95.5 million and $129.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $863.1 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into the second half of 2028. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended September 30, 2025.

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs.

Asana BioSciences, LLC

In November 2020, we entered into the Asana Merger Agreement, pursuant to which ASN became its wholly-owned subsidiary. Asana and ASN had previously entered into a license agreement, which was amended and restated prior to the closing of the merger transaction (the Asana License Agreement), pursuant to which ASN acquired an exclusive, worldwide license to certain intellectual property rights relating to inhibitors of ERK1 and ERK2 owned or controlled by Asana to develop and commercialize ERAS-007 and certain other related compounds for all applications. In May 2024, we announced a strategic reprioritization that included deprioritizing the final trial in the HERKULES series of clinical trials that was evaluating ERAS-007. In September 2025, we sent a notice to Asana to terminate the Asana License Agreement, with an effective termination date of November 8, 2025. In connection with such termination, the Company and Asana have agreed that we shall continue to ensure that the patients currently enrolled in the HERKULES series of trials will be permitted to continue to participate in such trials for the foreseeable future.

NiKang Therapeutics, Inc.

In February 2020, we entered into a license agreement (the NiKang License Agreement) with NiKang Therapeutics, Inc. (NiKang) under which we were granted an exclusive, worldwide license to certain intellectual property rights owned or controlled by NiKang related to certain SHP2 inhibitors to develop and commercialize ERAS-601 and certain other related compounds for all applications. In November 2023, we announced a strategic reprioritization that included deprioritizing the FLAGSHP-1 clinical trial that was evaluating ERAS-601. In September 2025, we sent a notice to NiKang to terminate the NiKang License Agreement, with an effective termination date of October 9, 2025. In connection with such termination, the Company and NiKang have agreed that we shall continue to ensure that the patients currently enrolled in the FLAGSHP-1 trial and an investigator-initiated trial of ERAS-601 will be permitted to continue to participate in such trials for the foreseeable future.

Katmai Pharmaceuticals, Inc.

In May 2024, we announced a strategic reprioritization which included deprioritizing our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, we entered into a Termination Agreement (the Katmai Termination Agreement) with Katmai Pharmaceuticals, Inc. (Katmai). The Katmai Termination Agreement terminated the license agreement, dated March 12, 2020, between us and Katmai in which we obtained an exclusive worldwide license from Katmai to develop and commercialize ERAS-801 (the Katmai License Agreement). Pursuant to the Katmai Termination Agreement, the Katmai License Agreement was terminated as of April 1, 2025. Under the Katmai Termination Agreement, we assigned to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that we developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai is obligated to make payments to us upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, we provided certain transition services to Katmai for a 90-day period, for which Katmai reimbursed us for our internal costs related to such services.

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

• the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and

• facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ERAS-0015(1)	$5,927	$2,765	$17,754	$2,773
ERAS-4001(1)	5,286	4,262	13,311	5,055
Naporafenib	8,690	12,579	27,372	39,086
Other clinical programs	—	—	—	7,047
Other discovery and preclinical programs	2,571	8,025	11,176	35,276
Total research and development expenses	$22,474	$27,631	$69,613	$89,237

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

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$22,474	$27,631	$(5,157)
In-process research and development	2,000	—	2,000
General and administrative	10,072	9,611	461
Total operating expenses	34,546	37,242	(2,696)
Loss from operations	(34,546)	(37,242)	2,696
Total other income (expense), net	3,934	6,042	(2,108)
Net loss	$(30,612)	$(31,200)	$588

Research and development expenses

Research and development expenses were $22.5 million for the three months ended September 30, 2025 compared to $27.6 million for the three months ended September 30, 2024. The decrease of $5.2 million was primarily driven by decreases of $2.8 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities and $2.4 million in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $2.0 million for the three months ended September 30, 2025 compared to $0 for the three months ended September 30, 2024. In-process research and development expenses for the three months ended September 30, 2025 were related to the achievement of milestones in connection with our license agreement with Medshine.

General and administrative expenses

General and administrative expenses were $10.1 million for the three months ended September 30, 2025 compared to $9.6 million for the three months ended September 30, 2024. The increase of $0.5 million was primarily driven by increases of $0.3 million in legal fees and $0.2 million in personnel costs, including stock-based compensation expense.

Other income (expense), net

Other income (expense), net was $3.9 million for the three months ended September 30, 2025 compared to $6.0 million for the three months ended September 30, 2024. The decrease of $2.1 million was primarily related to a decrease in interest earned on our cash, cash equivalents and marketable securities of $1.9 million during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$69,613	$89,237	$(19,624)
In-process research and development	9,500	22,500	(13,000)
General and administrative	29,188	32,138	(2,950)
Total operating expenses	108,301	143,875	(35,574)
Loss from operations	(108,301)	(143,875)	35,574
Total other income (expense), net	12,847	14,457	(1,610)
Net loss	$(95,454)	$(129,418)	$33,964

Research and development expenses

Research and development expenses were $69.6 million for the nine months ended September 30, 2025 compared to $89.2 million for the nine months ended September 30, 2024. The decrease of $19.6 million was primarily driven by decreases of $5.8 million in expenses incurred in connection with clinical trials, preclinical studies and discovery activities, $4.9 million in outsourced services and consulting fees, $3.5 million in personnel costs, including stock-based compensation expense, and $2.0 million in facilities-related expenses and depreciation, and an impairment charge of $3.0 million on operating lease assets, leasehold improvements, and furniture related to the sublease plan of the first floor of our San Diego facility during the nine months ended September 30, 2024.

In-process research and development expenses

In-process research and development expenses were $9.5 million for the nine months ended September 30, 2025 compared to $22.5 million for the nine months ended September 30, 2024. In-process research and development expenses for the nine months ended September 30, 2025 were related to the achievement of milestones in connection with our license agreements with Joyo and Medshine. In-process research and development expenses for the nine months ended September 30, 2024 were related to upfront payments in connection with our license agreements with Joyo and Medshine.

General and administrative expenses

General and administrative expenses were $29.2 million for the nine months ended September 30, 2025 compared to $32.1 million for the nine months ended September 30, 2024. The decrease of $3.0 million was primarily driven by an impairment charge of $1.7 million on operating lease assets, leasehold improvements, and furniture related to the sublease plan of the first floor of our San Diego facility during the nine months ended September 30, 2024, and decreases of $0.6 million in legal fees, $0.4 million in facilities and office-related expenses, and $0.4 million in insurance costs.

Other income (expense), net

Other income (expense), net was $12.8 million for the nine months ended September 30, 2025 compared to $14.5 million for the nine months ended September 30, 2024. The decrease of $1.6 million was primarily related to a decrease in interest earned on our cash, cash equivalents and marketable securities of $1.8 million during the nine months ended September 30, 2025, partially offset by a $0.4 million impairment charge on our investment in equity securities during the nine months ended September 30, 2024.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which, we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an ATM Offering through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from us of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the three and nine months ended September 30, 2024, we sold 9,231,114 shares of our common stock at a weighted-average price of $2.37 per share under the Sale Agreement with the Agent. Proceeds from the ATM Offerings during the three and nine months ended September 30, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

In August 2025, we entered into the 2025 Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of September 30, 2025, we had $200.0 million of shares available for sale under the ATM program.

Future capital requirements

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $362.4 million. Based upon our current operating plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(73,744)	$(84,853)
Investing activities	75,714	(179,233)
Financing activities	521	239,896
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,491	$(24,190)

Operating activities

Cash used in operating activities was $73.7 million during the nine months ended September 30, 2025, primarily resulting from a net loss of $95.5 million, changes in operating assets and liabilities of $4.7 million and accretion on marketable securities of $4.5 million, partially reduced by stock-based compensation expense of $19.1 million, in-process research and development expenses of $9.5 million, which are reflected in investing activities, and depreciation and amortization expense of $2.4 million. Net cash used from changes in operating assets and liabilities consisted primarily of decreases in accrued expenses and other current and long-term liabilities of $5.4 million and operating lease assets and liabilities, net of $1.5 million and an increase in prepaid expenses and other current and long-term assets of $0.4 million, partially offset by an increase in accounts payable of $2.6 million.

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

Investing activities

Net cash provided by investing activities was $75.7 million during the nine months ended September 30, 2025 as compared to net cash used in investing activities of $179.2 million during the nine months ended September 30, 2024. The increase in cash provided by investing activities of $254.9 million was primarily the result of a decrease in purchases of marketable securities of $227.3 million, an increase in maturities of marketable securities of $14.5 million and a decrease in in-process research and development of $13.0 million.

Financing activities

Net cash provided by financing activities was $0.5 million during the nine months ended September 30, 2025 as compared to $239.9 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received $0.4 million from the issuance of common stock under our ESPP and $0.1 million from the exercise of stock options. During the nine months ended September 30, 2024, we received $174.4 million of net proceeds for the issuance of common stock from the 2024 Offering, $43.6 million in net proceeds for the issuance of common stock from the 2024 Private Placement, $21.0 million in net proceeds for the issuance of common stock from the ATM Offerings, $0.4 million from the issuance of common stock under our ESPP and $0.4 million from the exercise of stock options.

Contractual obligations and commitments

As of September 30, 2025, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1	Amended and Restated Open Market Sale AgreementSM, dated August 12, 2025, by and between the Registrant and Jefferies LLC	S-3	8/12/2025	1.2
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: November 12, 2025	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)