Form 10-K
period 2025-12-31
Erasca, Inc.
filed 2026-03-12
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2025

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $316.4 million based on the closing price of the Registrant's common stock as reported on the Nasdaq Global Select Market of $1.27 per share on June 30, 2025, the last business day of the Registrant's most recently completed second quarter. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2026 was 310,799,547.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, the impact of global geopolitical and economic events and war on our business, the potential to develop future product candidates, the potential benefits of current and future licenses, acquisitions, and strategic arrangements with third parties, and our intent to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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
•
Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for more than five million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. Our focused RAS/MAPK pathway pipeline comprises modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. Our pipeline enables us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify therapeutic approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs.

Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes two clinical-stage programs (ERAS-0015, a pan-RAS molecular glue; and ERAS-4001, a pan-KRAS inhibitor), and ERAS-12, a discovery-stage program (an EGFR D2/D3 biparatopic antibody), for which we have identified a lead candidate. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board (SAB), which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

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
3
Legend
1
Target upstream & downstream RAS/MAPK nodes
2
Target RAS directly
3
Target escape routes
Nodes targeted by Erasca

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. We are evaluating drug combinations targeting upstream and downstream nodes to shut down, or “clamp,” the signaling of various oncogenic drivers, such as receptor tyrosine kinases (RTKs), NF1, RAS, RAF, and MEK alterations, trapped between the inhibited nodes. For example, we are exploring ERAS-0015 in combination with an anti-EGFR monoclonal antibody for the treatment of patients with metastatic colorectal cancer.

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

To pursue these therapeutic strategies, we have assembled and are developing a pipeline targeting multiple signaling nodes to shut down the RAS/MAPK pathway. We intend to study these agents either alone or in rational combinations across multiple relevant tumor types. The following table summarizes our current modality-agnostic pipeline to eradicate RAS/MAPK pathway-driven cancers.

We in-licensed our RAS-targeting franchise in May 2024. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition in cell-based assays versus the comparator. ERAS-0015 also has favorable absorption, distribution, metabolism and excretion (ADME) and pharmacokinetics (PK) properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. Our initial clinical trial for ERAS-0015 is called AURORAS-1. The investigational new drug application (IND) for AURORAS-1 was cleared by the US Food and Drug Administration (FDA) in May 2025. ERAS-0015, which we license from Guangzhou Joyo Pharmatech Co., Ltd. (Joyo), is also being evaluated in the JYP0015M101 clinical trial in China, which is assessing ERAS-0015 in adult patients with advanced solid tumors harboring specific RAS mutations. The JYP0015M101 clinical trial is sponsored by Joyo.

On January 12, 2026, we provided an update regarding the initial clinical progress of ERAS-0015. The update consisted of the following, as of a data cutoff of January 7, 2026:

•
Dose escalation in the ongoing AURORAS-1 Phase 1 trial was advancing faster than anticipated, underscoring significant unmet medical need and high investigator and patient enthusiasm
•
Ongoing confirmed and unconfirmed responses were observed in multiple patients with differing tumor types and RAS mutations
o
Ongoing responses (two confirmed partial responses (PRs) and one unconfirmed PR) were observed in patients with different tumor types and RAS mutations achieved at a low dose of 8 mg once daily (QD)
o
Additional ongoing unconfirmed responses were observed in patients at doses above 8 mg QD
•
Favorable safety and tolerability results, with no dose-limiting toxicities and predominantly low-grade adverse events observed at all dose levels evaluated
•
Well-behaved, linear PK across all dose levels evaluated to date with no observed evidence of exposure plateau

On January 20, 2026, we announced that subsequent to the cut-off date, we have dosed patients at 40 mg QD.

We anticipate a Phase 1 monotherapy data readout from the AURORAS-1 and JYP0015M101 trials in the first half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts as part of the AURORAS-1 trial in the second half of 2026, with associated data readouts planned for 2027.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in development for the treatment of patients with KRAS-mutated solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wildtype HRAS and NRAS has the potential to provide a wider therapeutic window in the clinic versus the most advanced pan-RAS molecular glue in development. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50 (a measure of the drug concentration needed to achieve half-maximal inhibition) values in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed tumor regression in multiple models when administered as a monotherapy. In combination with an anti-PD-1 antibody, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-4001 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-4001 is called BOREALIS-1. The IND for BOREALIS-1 was cleared by the FDA in May 2025. We anticipate a Phase 1 monotherapy data readout from the BOREALIS-1 trial in the second half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts in 2027.

We believe ERAS-0015 has the potential to address unmet medical needs in approximately 2.7 million patients who are diagnosed annually worldwide with RAS-mutant tumors, including the more than 2.2 million patients with KRAS-mutant tumors whom ERAS-4001 could also address.

Our next program is ERAS-12, our investigational EGFR D2/D3 biparatopic antibody (bpAb). ERAS-12 is a potential best-in-class biologic, for which we have identified a lead candidate, that is designed to inhibit EGFR through multiple proposed mechanisms of action. In tumors where EGFR signaling is thought to be a primary driver of tumor growth, an antibody-based approach has been shown to be an effective way to target the receptor. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the main site for ligand binding, and no approved antibodies target domain II (D2), which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. We believe the combined binding of D2 and D3 could result in differentiated and improved inhibition of downstream EGFR signaling. ERAS-12 also aims to exploit the innate immune system to induce tumor cell apoptosis. The Fragment crystallizable (Fc) region of IgG1 antibodies contain binding spots for both immune effector cells (e.g., NK cells) and the classical complement component C1q. By combining novel cell signal inhibition with enhancements to the Fc, we aim to create a potent multi-modal BIC anti-EGFR biologic which we believe could function as a targeted therapy with immunomodulatory activity.

In May 2025, in connection with our expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, we conducted a strategic pipeline review. Following this review, in order to prioritize organizational focus and resources to advance our differentiated RAS-targeting franchise, we decided to evaluate strategic alternatives for our naporafenib program, which we in-licensed from Novartis Pharma AG (Novartis). After evaluating the clinical progress of our RAS franchise, we made a strategic decision to stop development of naporafenib. In March 2026, we sent a notice to Novartis to terminate our exclusive license agreement with Novartis (as amended, the Novartis Agreement) pursuant to which we acquired exclusive rights to develop naporafenib. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, we and Novartis have agreed that we shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to participate in such trials for the foreseeable future.

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

Erasca Foundation

At Erasca, while our mission to erase cancer inspires us, we know we can do more to make an even broader contribution to society. In May 2021, we established the Erasca Foundation, a nonprofit California public benefit corporation, which was funded by the donation of 1,093,557 shares of our common stock (which at the time represented 1% of our capital stock), in conjunction with our initial public offering (IPO). In 2025, the Erasca Foundation provided funding for initiatives to positively impact society, including providing funding to Family Health Centers of San Diego; Cancer Angels of San Diego; the Emilio Nares Foundation; and Life Science Cares.

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
•
Advance our modality-agnostic RAS/MAPK pathway-focused pipeline. Our RAS/MAPK pathway-focused pipeline comprises several targeted therapy programs. Our modality-agnostic approach aims to selectively and potently target critical RAS/MAPK signaling nodes with the appropriate modality, including small and large molecule therapeutics. ERAS-0015 (our pan-RAS molecular glue) and ERAS-4001 (our pan-KRAS inhibitor) are currently being studied in clinical trials. Given the high unmet medical need of the patients we seek to treat, we will continually evaluate the potential for expedited development and review pathways.
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

Our therapeutic strategies for shutting down the RAS/MAPK pathway

We believe that to effectively shut down a pathway that signals as promiscuously as RAS/MAPK, a holistic approach must be taken to target not just single nodes, but multiple nodes and cooperative mechanisms in parallel. Our internally and externally sourced RAS/MAPK pathway-focused pipeline comprises several targeted therapy programs. Our pipeline enables us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify therapeutic approaches that aim to prolong survival in numerous patient populations with high unmet medical needs. We are pursuing three therapeutic strategies that may be used in combination with the goal of comprehensively, and perhaps synergistically, shutting down the RAS/MAPK pathway:

1.
Target upstream and downstream MAPK pathway nodes with single agents and combinations intended to clamp these oncogenic drivers. We are evaluating drug combinations targeting upstream and downstream nodes to shut down, or "clamp," the signaling of various oncogenic drivers such as RTKs, NF1, RAS, RAF, and MEK alterations, trapped between the inhibited nodes. For example, we are exploring ERAS-0015 in combination with an anti-EGFR monoclonal antibody for the treatment of patients with metastatic colorectal cancer.

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

Our innovation model

Due to the magnitude of the challenge of erasing cancer, we are combining our robust internal development capabilities with a global in-licensing and acquisition strategy to assemble a modality-agnostic RAS/MAPK pathway-focused pipeline. We believe these complementary approaches to innovation provide us with important optionality, both therapeutically and strategically, as we endeavor to bring forth the next generation of potentially differentiated targeted therapies for RAS/MAPK pathway-driven cancers.

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

External sources of innovation

We believe innovation in cancer therapy is a collective, global endeavor unlikely to emerge from a single company or a single platform. There are exciting product candidates, technologies, and approaches in development worldwide, and our innovation model gives us the flexibility to supplement our internal efforts with externally sourced assets through collaboration, in-license, or acquisition. We also established Erasca Ventures, our wholly-owned subsidiary, in March 2021 to make equity investments in early-stage biotechnology companies that are aligned with our mission and strategy. To date, we have in-licensed or acquired novel therapies from multiple geographic regions, including ERAS-0015, which we in-licensed from Joyo, ERAS-4001, which we in-licensed from Medshine Discovery Inc. (Medshine), and our ERAS-12 program, which we acquired from Emerge Life Sciences, Pte. Ltd. (ELS).

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

Our pipeline

We have assembled a RAS/MAPK pathway-focused pipeline, consisting of modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The table below summarizes our current pipeline. We have exclusive worldwide development and commercial rights for all of our programs.

RAS Franchise: ERAS-0015 pan-RAS molecular glue and ERAS-4001 pan-KRAS small molecule inhibitor

Our RAS franchise consists of two clinical-stage programs: ERAS-0015, a pan-RAS molecular glue and ERAS-4001, a pan-KRAS small molecule inhibitor, for which both INDs were cleared by the FDA in May 2025. Phase 1 monotherapy data readouts are expected for ERAS-0015 (AURORAS-1 and JYP0015M101) in the first half of 2026, and ERAS-4001 (BOREALIS-1) in the second half of 2026. For both data readouts, the data are expected to include safety, PK, and efficacy results at relevant dose(s) in relevant population(s) of interest.

Both molecules exceed our target product profile across three key attributes: potency, favorable ADME/PK properties including oral bioavailability, and strong IP position. We are pursuing a clinical development strategy that we believe could enable us to address RAS mutant tumor types where there is the highest unmet medical need, including CRC, PDAC, and NSCLC. We plan to move swiftly into strategic combinations while, in parallel, characterizing the monotherapy activity and combination potential of each molecule. We also plan on capitalizing on our unique portfolio which has complementary proposed mechanisms of action and target profiles to develop novel combinations.

ERAS-0015: our pan-RAS molecular glue

ERAS-0015's improved potency and oral bioavailability may enable dosing at a lower dose, which could translate into linear PK across biologically relevant doses, better GI tolerability profile given the lower drug load in the GI tract, and an improved therapeutic window.

Biophysical characterization of ERAS-0015

ERAS-0015 is a pan-RAS molecular glue that we believe has the potential to treat patients with RAS mutant solid tumors. The molecule forms a tripartite complex with Cyclophilin A (CypA) and the active form of RAS to inhibit RAS-dependent signaling. In surface plasmon residence (SPR) and isothermal titration calorimetry (ITC) binding assays, ERAS-0015 has demonstrated 8-21-fold higher binding affinity to cyclophilin A relative to RMC-6236 (the leading pan-RAS molecular glue in development), which we believe may enable more potent inhibition of RAS signaling.

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

Similar findings were also observed in the PSN-1 CDX study as shown in the figure below. (In the PSN-1 model, ERAS-0015 exposures were dose normalized across 0.3 and 1 mpk; RMC-6236 exposures were dose normalized across 3 and 10 mpk).

Taken together, these data demonstrated that ERAS-0015 showed preferential tumor distribution and longer residence time relative to RMC-6236, which we believe may help drive greater antitumor activity. We believe that the preferential tumor distribution and longer residence time could be related to the higher CypA binding affinity.

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

For example, in the PK-59 KRAS G12D PDAC model, tumor regression observed with RMC-6236 at 3 mpk was comparable to the regression observed with ERAS-0015 at 0.3 mpk. This difference in in vivo antitumor activity was observed across multiple CDX models including KRAS G12R PDAC CDX PSN-1 and KRAS G12V CRC CDX SW620. This difference in in vivo antitumor activity was also observed in the NCI-H727 KRAS G12V NSCLC CDX model. ERAS-0015 was able to achieve tumor regression at 1 mpk relative to RMC-6236 at 10 mpk.

Activity was also observed with the combination of ERAS-0015 and anti-PD-1 therapy in a KPC KRAS G12D CDX model where tumor regression was maintained even after treatment with both molecules was stopped on Day 31. Furthermore, tumors did not form after rechallenge, which involved injecting tumor cells in the contralateral side of the animal without administering any drug therapy. These rechallenge data suggest that the combination of ERAS-0015 and anti-PD-1 can stimulate immunologic antitumor memory in the rechallenged mouse. Doses administered were tolerable as measured by body weight change.

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

ERAS-0015 has shown favorable overall ADME properties in vitro and encouraging PK characteristics in in vivo animal studies that we believe support development in the clinic. Based on the differentiated potency and PK/ADME results, we predict that ERAS-0015 will be efficacious at lower doses than the leading pan-RAS molecular glue in development, which may lower the risk of solubility-limited absorption issues and enable linear PK exposure relative to the leading pan-RAS molecular glue in development. In addition, the GLP hERG IC50 was 6.0 micromolar which suggests potentially low concern for cardiovascular risk.

Initial clinical development strategy for ERAS-0015

Our initial clinical trial for ERAS-0015 is called AURORAS-1. The AURORAS-1 trial is assessing ERAS-0015 as a monotherapy and in combination with approved and unapproved therapies for the treatment of patients with RASm solid tumors. ERAS-0015 is also being evaluated in JYP0015M101, a clinical trial in China sponsored by Joyo that is assessing ERAS-0015 in adult patients with advanced solid tumors harboring specific RAS mutations. We anticipate a Phase 1 monotherapy data readout from the AURORAS-1 and JYP0015M101 trials in the first half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts as part of the AURORAS-1 trial in the second half of 2026, with associated data readouts planned for 2027.

In addition, we have entered into a clinical trial collaboration and supply agreement (CTCSA) with Tango Therapeutics, Inc. (Tango) to enable the evaluation of ERAS-0015 with Tango's PRMT5 inhibitor, vopimetostat, in a Phase 1 clinical trial sponsored by Tango. Pursuant to the CTCSA, Erasca will supply ERAS-0015 to Tango free of charge and Tango will be responsible for sponsoring the trial and the costs related to the trial.

Early clinical progress of ERAS-0015

On January 12, 2026, we provided an update regarding the initial clinical progress of ERAS-0015. The update consisted of the following, as of a data cutoff of January 7, 2026:

•
Dose escalation in the ongoing AURORAS-1 Phase 1 trial was advancing faster than anticipated, underscoring significant unmet medical need and high investigator and patient enthusiasm
•
Ongoing confirmed and unconfirmed responses were observed in multiple patients with differing tumor types and RAS mutations
o
Ongoing responses (two confirmed partial responses (PRs) and one unconfirmed PR) were observed in patients with different tumor types and RAS mutations achieved at a low dose of 8 mg QD
o
Additional ongoing unconfirmed responses were observed in patients at doses above 8 mg QD
•
Favorable safety and tolerability results, with no dose-limiting toxicities and predominantly low-grade adverse events observed at all dose levels evaluated
•
Well-behaved, linear PK across all dose levels evaluated to date with no observed evidence of exposure plateau

On January 20, 2026, we announced that subsequent to the cut-off date, we have dosed patients at 40 mg QD.

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

ERAS-4001 has also demonstrated antitumor activity in combination with an anti-PD-1 in a KPC KRAS G12D CDX model where tumor regression was maintained even after treatment with both molecules was stopped on Day 38. Furthermore, no tumors formed in the rechallenge study, suggesting the combination of ERAS-4001 and anti-PD-1 can stimulate immunologic antitumor memory in the rechallenged mouse.

Pharmacokinetics and ADME of ERAS-4001

ERAS-4001 showed encouraging PK results, including oral bioavailability in mouse, rat, and dog.

ERAS-4001 demonstrated favorable ADME results in vitro. The GLP cardiovascular telemetry study in dogs showed no QTc prolongation.

Initial clinical development strategy for ERAS-4001

The initial clinical trial for ERAS-4001 is called BOREALIS-1. The BOREALIS-1 trial is assessing ERAS-4001 as a monotherapy and in combination with approved and unapproved therapies for the treatment of patients with KRASm solid tumors. We anticipate a Phase 1 monotherapy data readout in the second half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts in 2027.

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

Biparatopic antibodies are a subset of bispecific antibodies that have specificity for unique, non-overlapping epitopes found on the same molecular target. We have identified a lead biparatopic antibody that targets these two distinct domains on the EGFR receptor, which allows the antibody to inhibit both the ligand binding and dimerization functionality of the receptor.

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

Our lead ERAS-12 antibody is also designed with enhanced Fc-effector functions, including complement dependent cytotoxicity, antibody dependent cellular cytotoxicity, and antibody dependent cellular phagocytosis. The Fc region of IgG1 contains several binding sites for immune effector cells (i.e., Fcγ) and the classical complement protein C1q. As noted, our lead antibody is biparatopic, binding to both D2 and D3 of EGFR. This potentially can produce oligomerized EGFR-antibody structures on the cell surface. Complexes of this type can amplify Fc-effector functions creating multiple mechanisms to induce tumor cell death and encourage durable immune activity.

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

Our acquisition and license agreements

Guangzhou Joyo

In May 2024, we entered into an exclusive license agreement (the Joyo License Agreement) with Joyo under which we were granted an exclusive, worldwide (except mainland China, Hong Kong and Macau), royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Joyo to develop, manufacture, and commercialize certain pan-RAS inhibitors in all fields of use. Pursuant to the Joyo License Agreement, we had an option to expand the territory of the license to include mainland China, Hong Kong and Macau by making a $50.0 million payment to Joyo on or prior to the first dosing of the first patient in a Phase 2 clinical trial by either us or Joyo, or a payment of $150.0 million after the first dosing of the first patient in a Phase 2 clinical trial by either us or Joyo, and before filing a new drug application (or the foreign equivalent) by either us or Joyo. In March 2026, we sent Joyo notice that we were exercising our option to expand our territory under the Joyo License Agreement to include mainland China, Hong Kong and Macau, and based upon feedback from Joyo that it had dosed the first patient in a Phase 2 clinical trial, we made the corresponding $150.0 million payment (less applicable withholding amounts). We have the right to sublicense (through multiple tiers) our rights under the Joyo License Agreement, subject to certain limitations and conditions, and are required to use commercially reasonable efforts to commercialize licensed products in the United States.

Under the Joyo License Agreement, we made an upfront cash payment to Joyo of $12.5 million. In addition, we are obligated to make development and regulatory milestone payments of up to $51.5 million (with such amount increasing to $57.5 million following our exercise of the option to expand our territory to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. We are also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions.

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

Upon termination of the Joyo License Agreement for any reason, all rights and licenses granted to us will terminate; and Joyo has an option to negotiate a license under any patent rights, know-how, or other intellectual property rights relating to the licensed products that are owned or controlled by us for the purpose of developing, manufacturing and commercializing the licensed products in our territory on terms to be negotiated between the parties.

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

Emerge Life Sciences

In March 2021, we entered into an asset purchase agreement (the ELS Purchase Agreement) with Emerge Life Sciences, Pte. Ltd. (ELS) wherein we purchased all rights, title, and interest (including all patent and other intellectual property rights) to ELS’s EGFR antibodies directed against the EGFR domain II (EGFR-D2) and domain III (EGFR-D3) as well as a bispecific antibody where one arm is directed against EGFR-D2 and the other is directed against EGFR-D3. Under the ELS Purchase Agreement, we issued 500,000 shares of our common stock to ELS and made an upfront payment of $2.0 million, which represent all of the consideration payable to ELS under the ELS Purchase Agreement.

Novartis

In December 2022, we entered into the Novartis Agreement with Novartis under which we were granted an exclusive, worldwide, royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Novartis to develop, manufacture, use, and commercialize naporafenib in all fields of use. In May 2025, in connection with our expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, we conducted a strategic pipeline review. Following this review, in order to prioritize organizational focus and resources to advance our differentiated RAS-targeting franchise, we decided to evaluate strategic alternatives for our naporafenib program. After evaluating the clinical progress of our RAS franchise, we made a strategic decision to stop development of naporafenib. In March 2026, we sent a notice to Novartis to terminate the Novartis Agreement. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, we and Novartis have agreed that we shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to participate in such trials for the foreseeable future.

Asana BioSciences

In November 2020, we entered into the Asana Merger Agreement with Asana BioSciences, LLC (Asana), pursuant to which ASN Product Development, Inc. (ASN) became our wholly-owned subsidiary. Asana and ASN had previously entered into a license agreement, which was amended and restated prior to the closing of the merger transaction (the Asana License Agreement), pursuant to which ASN acquired an exclusive, worldwide license to certain intellectual property rights relating to inhibitors of ERK1 and ERK2 owned or controlled by Asana to develop and commercialize ERAS-007 and certain other related compounds for all applications. In May 2024, we announced a strategic reprioritization that included deprioritizing the final trial in the HERKULES series of clinical trials that was evaluating ERAS-007. In September 2025, we sent a notice to Asana to terminate the Asana License Agreement, with an effective termination date of November 8, 2025. In connection with such termination, we and Asana have agreed that we shall continue to ensure that the patients currently enrolled in the HERKULES series of trials will be permitted to continue to participate in such trials for the foreseeable future.

NiKang Therapeutics, Inc.

In February 2020, we entered into a license agreement (the NiKang License Agreement) with NiKang Therapeutics, Inc. (NiKang) under which we were granted an exclusive, worldwide license to certain intellectual property rights owned or controlled by NiKang related to certain SHP2 inhibitors to develop and commercialize ERAS-601 and certain other related compounds for all applications. In November 2023, the Company announced a strategic reprioritization that included deprioritizing the FLAGSHP-1 clinical trial that was evaluating ERAS-601. In September 2025, the Company sent a notice to NiKang to terminate the NiKang License Agreement, with an effective termination date of October 9, 2025. In connection with such termination, we and NiKang have agreed that we shall continue to ensure that the patients currently enrolled in the FLAGSHP-1 trial and an investigator-initiated trial of ERAS-601 will be permitted to continue to participate in such trials for the foreseeable future.

Katmai Pharmaceuticals

In March 2020, we entered into a license agreement (the Katmai License Agreement) with Katmai Pharmaceuticals, Inc. (Katmai) under which we were granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by Katmai related to the development of small molecule therapeutic and diagnostic products that modulate EGFR and enable the identification, diagnosis, selection, treatment, and/or monitoring of patients for neuro-oncological applications to develop, manufacture, use, and commercialize ERAS-801 and certain other related compounds in all fields of use. In May 2024, we announced a strategic reprioritization which included deprioritizing our THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, we entered into a termination agreement (the Katmai Termination Agreement) with Katmai. The Katmai Termination Agreement terminated the Katmai License Agreement as of April 1, 2025. Under the Katmai Termination Agreement, we assigned to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, and materials that we developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai is obligated to make payments to us upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, we provided certain transition services to Katmai for a 90-day period, for which Katmai reimbursed us for our internal costs related to such services.

Commercialization

We intend to maintain exclusive worldwide development and commercialization rights to our product candidates, and, if marketing approval is obtained, to commence commercialization activities by building a focused sales and marketing organization to sell our products on our own in the United States and potentially other regions such as Europe. We will likely seek commercialization partnerships for our product candidates in other regions beyond the United States and Europe. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for commercialization in the United States and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, and the status of our pipeline, may all influence or alter our commercialization plans.

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies, and traditional chemotherapy. There are also a number of pharmaceutical companies with product candidates in development that target the nodes involving the RAS/MAPK pathway. These include, among others, Adlai Nortye, Amgen, Boehringer Ingelheim, BridgeBio Oncology Therapeutics, Bristol Myers Squibb, Eli Lilly, GenFleet Therapeutics, Jacobio Pharmaceuticals, Merck, Pfizer, Revolution Medicines, and Roche/Genentech.

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

As of December 31, 2025, our patent estate for the programs listed below, which consists of owned and in-licensed patent families, includes one issued US patent, four pending US provisional applications, six pending US non-provisional patent applications, one issued foreign patent, eleven pending international patent applications filed under the Patent Cooperation Treaty (PCT application), and thirty-nine foreign patent applications in various markets outside of the United States. In particular, we have patents and/or patent applications pending for each of our product candidates.

ERAS-0015

As of December 31, 2025, we have in-licensed one patent family from Joyo. The patent family relates to compositions of RAS molecular glues, their preparation and methods of use, and includes one issued US patent, one pending US non-provisional patent application, one issued foreign patent, and thirteen pending foreign patent applications. Any patents that issue from applications for the in-licensed family are expected to expire in 2043, absent any patent term adjustments or extensions. As of December 31, 2025, we have in-licensed one additional patent family from Joyo. The patent family relates to methods of using RAS molecular glues, and includes one pending PCT patent application and one pending foreign patent application. Any patents that issue from applications for this in-licensed family are expected to expire in 2045, absent any patent term adjustments or extensions.

As of December 31, 2025, we own or co-own seven patent families relating to compositions of RAS molecular glues, their preparation and methods of use and include four pending US provisional applications, four pending PCT patent applications, and three pending foreign patent applications. Any patents issued from these applications are expected to expire between 2045 and 2046, absent any patent term adjustments or extensions.

ERAS-4001

As of December 31, 2025, we have in-licensed one patent family from Medshine relating to RAS inhibitors, their preparation, and methods of use. The patent family includes two pending US non-provisional patent applications and seventeen pending foreign patent applications. Any patents that issue from applications for the in-licensed family are expected to expire in 2043, absent any patent term adjustments or extensions.

As of December 31, 2025, we own six patent families relating to RAS inhibitors, their preparation, and methods of use. The patent families include one pending US non-provisional patent application, four pending foreign patent applications, and six pending PCT patent applications. Any patents issued from these applications are expected to expire between 2044 and 2045, absent any patent term adjustments or extensions.

ERAS-12

As of December 31, 2025, we own two patent families relating to EGFR antibodies, their preparation, and methods of use. The patent families include two pending US non-provisional patent applications and one pending foreign patent application. Any patents issued from these applications are expected to expire between 2042 and 2043, absent any patent term adjustments or extensions.

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

If a product candidate that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug or biologic for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug or biologic was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same indication or use, or the same drug or biologic for any indication or use in a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received ODD. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (QMSR) which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes are required to comply with the applicable portions of the QMSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the US. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products and any additional product candidates we develop, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the US to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

EU Medicinal Product Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization (MA), commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union (EU), the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (ATMPs). If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any trial subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP). Other national and EU-wide regulatory requirements also apply.

Marketing Authorizations

To market a medicinal product in the EU and in many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs (i.e., centralized and national MAs). Our product candidates are expected to be subject to the centralized MA procedure.

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as: (i) medicinal products derived from biotechnology medicinal products, (ii) designated orphan medicinal products, (iii) ATMPs (such as gene therapy, somatic cell therapy or tissue-engineered medicines), and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, other auto-immune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or that the granting of authorization would be in the interest of public health in the EU.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. Where there is a major public health interest and an unmet medical need for a product, the CHMP may perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (PRIME) scheme, which provides incentives similar to the breakthrough therapy designation in the US. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed

Under the above-described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance, unless the EMA decides, on justified grounds relating to pharmacovigilance, to mandate one additional five-year renewal period.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (QPPV) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

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

The advertising and promotion of medicinal products are also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices (IVD MDs) were regulated by the In Vitro Diagnostic Medical Devices Directive (IVDD) which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since the In Vitro Diagnostic Medical Devices Regulation (IVDR) became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

Rest of the World Regulation

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

Facilities

Our corporate headquarters is located in San Diego, California, where we lease approximately 78,000 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances. In January 2024, we entered into an agreement to sublease the second floor of our corporate headquarters (the January 2024 Sublease). Pursuant to the January 2024 Sublease, the subleased space was approximately 11,000 square feet of office space with a sublease term of three years which included an option for the subtenant to renew for an additional year and an early termination clause. In June 2025, we and the subtenant entered into a termination agreement that terminated the January 2024 Sublease in July 2025. In July 2024, we entered into an agreement to sublease the first floor of our corporate headquarters (the July 2024 Sublease). Pursuant to the July 2024 Sublease, the subleased space is approximately 18,000 square feet of office space with a sublease term of 61 months beginning in October 2024. The July 2024 Sublease includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, we entered into an agreement to sublease a portion of the third floor of our corporate headquarters (the September 2024 Sublease). Pursuant to the September 2024 Sublease, the subleased space was approximately 5,000 square feet of laboratory space with a sublease term of one year which included an option for the subtenant to renew for an additional year. In July 2025, the September 2024 Sublease was amended to: (i) add approximately 5,000 square feet of laboratory space on the third floor and approximately 11,000 square feet of office space on the second floor to the subleased space; and (ii) to extend the term of the September 2024 Sublease through December 31, 2027. The amendment to the September 2024 Sublease includes an option for the subtenant to renew for an additional year.

We also lease approximately 30,000 square feet of office and laboratory space in South San Francisco, California, pursuant to a lease that expires in October 2032, with an option to extend the term by five years, subject to certain conditions.

We believe our existing facilities are adequate to meet our current business requirements for the near term, and that additional space will be available on commercially reasonable terms, if required.

Employees

As of February 28, 2026, we had 103 full-time employees (FTEs), 34 of whom have doctorate degrees. Of our FTEs, 70 are engaged in research and development activities, and 33 are engaged in general and administrative activities. The majority of our employees are located in San Diego County, California. None of our employees are represented by labor unions or covered by collective bargaining units. We consider our relationship with our employees to be good.

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

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year: (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. Our scientific approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop or obtain regulatory approval for any products of commercial value. In addition, while we are currently conducting our AURORAS-1 and BOREALIS-1 Phase 1 clinical trials for ERAS-0015 and ERAS-4001, respectively, our remaining product candidates are in the preclinical or discovery stage. We have not yet completed any later-stage, large-scale or pivotal clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue since our inception. If we are unable to successfully develop and obtain requisite approval for our product candidates, we may never generate any revenue. Our net losses were $124.5 million and $161.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $892.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and future clinical trials and preclinical studies, and seek regulatory approval for our current product candidates and any future product candidates we may develop or otherwise acquire. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates, including ERAS-0015 and ERAS-4001. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds of $242.7 million received from the public offering of 25,875,000 shares of our common stock at a price to the public of $10.00 per share (the 2026 Offering), which closed in January 2026, less the $150.0 million payment made to Joyo in March 2026 in connection with the option exercise notice, will be sufficient to fund our operations into the second half of 2028. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in August 2025, we entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $200 million. There can be no assurance that the Agent will be successful in consummating any future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the 2025 Sale Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

While we are currently conducting our AURORAS-1 and BOREALIS-1 Phase 1 trials for ERAS-0015 and ERAS-4001, respectively, all of our other programs are still in the preclinical or discovery stage. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts, such as those for the AURORAS-1 and JYP0015M101 clinical trials, and the BOREALIS-1 clinical trial. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

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

For the foregoing reasons, we cannot be certain that our ongoing and future clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, potency and efficacy of the product candidates in humans. Before we can initiate clinical trials for our preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any delays in the commencement or completion of our ongoing and future clinical trials for our current and any future product candidate could significantly affect our product development timelines and product development costs.

We do not know whether our ongoing or future clinical trials will be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timeline of clinical trials, is affected by many factors including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any ongoing or future clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. In particular, because certain of our product candidates are focused on patients with specific molecular alterations within the RAS/MAPK pathway, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our ongoing or future clinical trials and monitoring such patients adequately during and after treatment. Additionally, other pharmaceutical companies targeting these same types of cancer are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing patients may prove costly. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Additionally, because our clinical trials are in patients with relapsed/refractory cancer, the patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we have entered into agreements governing their services, we have limited influence over their actual performance. We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

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

We have never completed any later-stage or pivotal clinical trials and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or BLA or similar regulatory submissions to comparable foreign regulatory authorities is a complicated process. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA, BLA or other comparable foreign regulatory submission for any product candidate. We are also conducting and plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA or other comparable foreign regulatory authorities, and cannot be certain how many additional clinical trials of our product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or future clinical trials could prevent us from or delay us in submitting marketing applications, including NDAs and BLAs, and commercializing our product candidates.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the US and by comparable foreign regulatory authorities in foreign markets. In the US, we are not permitted to market our product candidates in the US until we receive regulatory approval of a BLA or NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable regulatory have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized.

Prior to obtaining approval to commercialize a product candidate in the US or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the US, that such product candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety purity, potency and/or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the US or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028 and may have a significant impact on the biopharmaceutical industry in the long term.

Because we have a number of product candidates and development programs in our pipeline, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates, development programs and indications. We are also conducting and plan to conduct several clinical trials for multiple product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we have and may in the future forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. For example, in May 2024, in connection with the execution of the Joyo License Agreement and the Medshine License Agreement, we approved a strategic reprioritization, which included the deprioritization of several of our ongoing clinical trials. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same product for the same approved use or indication within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or use or where the manufacturer is unable to assure sufficient product quantity to meet the needs for the approved indication or use of patients with the relevant disease or condition.

Even if we obtain orphan drug exclusivity for a product, such exclusivity may not effectively protect the product from competition because different drugs and biologics can be approved for the same indication or use within the same disease or condition. Even after an orphan drug or biologic is approved, the FDA can subsequently approve the same drug or biologic for the same approved indication or use within the relevant disease or condition if the FDA concludes that the later drug or biologic is clinically superior within the applicable indication because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective, or if the sponsor seeks approval for an indication broader than the designated indication. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs or biologics containing a different active ingredient for the same indication or use within the relevant disease or condition. In addition, if a subsequent drug or biologic is approved for marketing for the same or a similar indication or use as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. ODD neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

In the European Union (EU), orphan designation is granted by the European Commission based on a scientific opinion of the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).Similar to the United States, orphan designation does not affect the length of the development program or the timing of regulatory review, and it does not afford any advantage in obtaining regulatory approval.

Where applicable, we also may seek comparable designations for our product candidates in other jurisdictions, which may have differing requirements and would also include risks of not being granted and/or not being effective in protecting the product from competition.

We have previously and may in the future conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We have previously and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, regardless of whether such clinical trials were conducted under an IND, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign clinical trial data are not intended to serve as the sole basis for approval, if the clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Interim data from clinical trials that we may complete are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available, including the risk that unconfirmed responses may not ultimately result in confirmed responses to treatment after follow-up evaluations. Adverse differences between interim, top-line, or preliminary data and final data could significantly harm our business prospects.

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

We may in the future seek an expedited approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval and conditional approval are usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug or biologic’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug or biologic on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

We may seek a FTD for our current or future product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs and biologic are eligible for FTD if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. FTD applies to the combination of the product candidate and the specific indication for which it is being studied. FTD allows for close and frequent interaction with the FDA during product development and, once a BLA or NDA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Disruptions at the FDA and other government agencies caused by funding shortages or staffing limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

In addition, the current US Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with US administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If we are required by the FDA or comparable foreign regulatory authority to obtain approval or certification of a companion diagnostic test in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining FDA or foreign approval or certification of a diagnostic device, we may not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

If safe and effective use of any of our product candidates depends on an in vitro diagnostic that is not otherwise commercially available, then the FDA generally may require approval, clearance or certification of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates, if at all. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to develop or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostics is time-consuming and costly.

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

If the FDA or a comparable regulatory authority requires approval or certification of a companion diagnostic for any of our product candidates, whether before, simultaneously with, or after such candidate obtains marketing approval, if ever, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval or certification for such companion diagnostic. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or certification of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidate, if approved, on a timely or profitable basis, if at all.

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

We are dependent on third parties in connection with clinical trials and preclinical studies. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, academic institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols, regulatory requirements and industry standards. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and studies, and the subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product candidates and products produced under cGMP or comparable foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and comparable foreign requirements for manufacture of product candidates and products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

In addition, we may currently rely, or in the future may rely, on equipment, reagents, manufacturing supply or clinical services from one or more companies that could be designated as “biotechnology companies of concern” under the US BIOSECURE Act, which was enacted in December 2025. The BIOSECURE Act prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the US BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the US BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the US government (including designation as a “biotechnology company of concern” under the US BIOSECURE Act), or if the US or Chinese government take retaliatory actions due to recent or increased tensions between the US and China, it may have the potential to severely restrict the ability of US biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the US government. If any of our current or future suppliers of equipment, reagents, manufacturing or clinical services are designated as a “biotechnology company of concern” it could materially affect our business operations, supply chain, or ability to contract with US government agencies.

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

In addition, any current or potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Joyo’s activities in China could have a negative impact on our ability to develop and commercialize ERAS-0015.

Under the Joyo License Agreement, Joyo had rights to develop and commercialize the licensed compound in mainland China, Hong Kong and Macau prior to our election of the option to make our territory worldwide, which we exercised in March 2026. As a result, prior to our election of the option to make our territory worldwide, we had limited or no control over Joyo’s activities in Joyo’s territory, and during the period following such election, we will be dependent on Joyo to provide transition services in an acceptable and timely manner. Joyo’s actions, both before and after we exercised our notice to make our territory worldwide, could negatively affect the value, regulatory pathway, and commercial potential of our rights both in mainland China, Hong Kong and Macau, and the rest of the world. Because we did not control Joyo’s operations or compliance systems prior to the exercise of the option to make our territory worldwide, we have a limited ability to ensure that Joyo’s prior activities met applicable regulatory requirements, industry standards, or our expectations for product quality and pharmacovigilance, and if any of these areas were deficient it could have a negative impact on the ERAS-0015 program, both in mainland China, Hong Kong and Macau, and the rest of the world. Any of these risks could impair the value of our licensed rights to ERAS-0015, delay or prevent the successful development or commercialization of ERAS-0015, both in mainland China, Hong Kong and Macau, and the rest of the world, and materially and adversely affect our business, financial condition, and results of operations.

Risks related to commercialization of our product candidates

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, comparable foreign requirements and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP and comparable foreign regulations and standards. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop. In addition, in the event that we develop companion diagnostic tests for use with our products, once approved or certified, such companion diagnostic tests will require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical or biological products will apply to companion diagnostics tests.

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

We have increased our organization from 30 employees as of December 31, 2019 to 103 full-time employees as of February 28, 2026. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the US. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products and any additional product candidates we develop, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the US to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We and any of our current or potential future collaborators or partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we or any of our current or potential future collaborators or partners are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and such collaborators or partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our current or potential future collaborators, partners, or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs, harm to our reputation, significant fines, penalties and liability and loss of customers or sales.

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information and we are increasingly dependent on information technology systems and infrastructure to operate our business. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants, third-party service providers, vendors and collaborators are vulnerable to numerous and evolving cybersecurity risks, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors (such as denial-of-service attacks, malware, ransomware, supply chain attacks, computer viruses, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), and as a result of malicious code, misconfigurations, 'bugs' or other vulnerabilities in software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services, alongside damage from natural disasters, terrorism, war and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, expertise, techniques and tools – including artificial intelligence – to circumvent security controls, evade detection and remove forensic evidence. Additionally, we currently work in a hybrid working environment, which may cause increased cybersecurity risks due to our reliance on internet technology and the number of our employees (and employees of our vendors, contractors and other organizations with whom we have formed strategic relationships) who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Furthermore, new techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our third-party partners and service providers have implemented will be sufficient to prevent cyber-attacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

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

Any security breach or other incident, whether actual or perceived, could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information systems and personal or confidential Information. To the extent that any actual or perceived disruption or cybersecurity incident were to jeopardize the confidentiality, integrity, or availability of our systems (or those of our third-party collaborators, service providers, vendors, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personal confidential or proprietary information, or damage to, our data or applications, we could incur liability (including legal claims or proceedings such as class actions), the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and cybersecurity laws. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Our business may be affected by the evolving regulatory framework for AI Technologies

We use artificial intelligence (AI), machine learning, and automated decision-making technologies, (collectively, AI Technologies) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

It is possible that new laws and regulations will be adopted in the United States and in other non-US jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Our business is subject to risks arising from pandemic and epidemic diseases.

Any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could cause disruptions that could severely impact our business, clinical trials, preclinical studies and financial condition, including: delays or difficulties in enrolling patients in clinical trials; delays or difficulties in clinical site initiation; interruption of, or delays in receiving, supplies of our product candidates from our CMOs and disruptions in delivery systems; interruptions or delays in clinical trials or preclinical studies due to restricted or limited operations at our laboratory facility or those of our outsourced service providers; limitations on employee resources; interruption of key clinical trial activities, such as clinical trial site monitoring and source data verification, which may impact the integrity of subject data and clinical study endpoints; and interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines. To the extent an epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will, subject to limitations, carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2025, we had federal, California and other state net operating loss (NOL) carryforwards of $413.8 million, $576.7 million and $4.8 million, respectively.

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

There is focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate, including if they believe our policies relating to the Erasca Foundation are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have changed to meet investor expectation for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

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

The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of US trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. For example, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. Following the Supreme Court’s decision, President Trump stated that he intends to use other authorities to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Shifts in trade policy—whether through legislation, executive action, or international negotiation—have and could continue to alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the US and its key partners. Any of these factors could depress economic activity and the development and commercialization of our product candidates, which could result in a material adverse effect on our business, financial condition and results of operations.

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

We currently and may in the future rely on foreign licensors. Such foreign licensors may be subject to US legislation, sanctions, trade restrictions and other foreign regulatory requirements which could have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the US BIOSECURE Act, which was enacted in December 2025, prohibits the US federal government from procuring or obtaining any biotechnology equipment or service produced or provided by a “a biotechnology company of concern”, or entering into, extending, or renewing a contract with entities that use biotechnology equipment or services produced or provided by a “biotechnology company of concern” in performance of such contract. If our foreign licensors are designated as a “biotechnology company of concern” it could materially impact our ability to collaborate with such foreign licensors without losing the ability to contract with, or otherwise receive funding from, the US government.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various non-US government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some circumstances, we are dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. For example, periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to US and non-US patent agencies. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. There could also be delays at the USPTO caused by staffing cuts and other US government actions as a result of the US Department of Government Efficiency or other executive actions to reduce the size of the US government.

The USPTO and various non-US government agencies require compliance with certain foreign filing requirements during the patent application process. For example, in some countries, including the US, China, India and some European countries, a foreign filing license is required before certain patent applications are filed. The foreign filing license requirements vary by country and depend on various factors including where the inventive activity occurred, citizenship status of the inventors, the residency of the inventors and the invention owner, the place of business for the invention owner and the nature of the subject matter to be disclosed (e.g., items related to national security or national defense). In some cases, a foreign filing license may be obtained retroactively in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment of a pending patent application or can be grounds for revoking or invalidating an issued patent, resulting in the loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the relevant markets with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. We are also dependent on our licensors to take the necessary actions to comply with these requirements with respect to our licensed intellectual property.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States or other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement, defense and term of issued patents. In the United States, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either: (i) file any patent application related to our therapeutic programs and other proprietary technologies we may develop, or (ii) invent any of the inventions claimed in our patent applications. Many subsisting issued patents and some pending patent applications remain in the US that were filed prior to enactment of the America Invents Act and are therefore subject to the pre-Leahy-Smith Act US patent laws and that may have relevance to our freedom-to-operate or ability to obtain patent issuances.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent US Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the US Congress, the federal courts and the USPTO, and similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. For example, in June 2023, the European Patent Package (the EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the UPC) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, will by default automatically fall under the jurisdiction of the UPC, which has become a common forum for challenging patents in the pharmaceutical space. We may opt our European patents out of the UPC during first seven years of the UPC’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our current or future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

In addition, certain states have also adopted comprehensive and health-specific data privacy and security laws and regulations governing the privacy, processing and protection of personal information, some of which are more stringent than HIPAA. For example, the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws are already in effect in other states, reflecting a trend toward more stringent privacy-related regulation in the United States. The enactment of such laws creates a patchwork of overlapping, but different and potentially conflicting, requirements that may make compliance challenging. Furthermore, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies in relation to a variety of data privacy and security issues. Compliance with potentially applicable data privacy laws will likely involve significant expenditure and resources, and any failure or perceived failure to comply with the requirements of these laws could adversely affect our business, results of operations, and financial condition.

Further, in 2024, the National Security Division of the US Department of Justice (DOJ) issued a rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk US sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk US sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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
•
general economic, industry, geopolitical and market conditions and other events or factors, many of which are beyond our control, such as inflation and interest rate changes and financial institution instability;

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

As of December 31, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 39% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The holders of 71,263,685 shares of our outstanding common stock, or approximately 25.1% of our total outstanding common stock as of December 31, 2025, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements and “pay versus performance” disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, changes in the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity to our critical systems and information;
•
an IT security team (including Chief Operating Officer (COO)) principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for evaluating risks posed by critical service providers, based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – “Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or current or potential future collaborators, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our product development programs, harm to our reputation, significant fines, penalties and liability and loss of customers or sales.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee oversight of cybersecurity risks, including oversight of management’s administration of our cybersecurity risk management program.

The audit committee receives reports from management on our cybersecurity risks no less than twice per calendar year. In addition, management updates the audit committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also periodically receives briefings from management on our cyber risk management program. The audit committee and the board of directors receive presentations on cybersecurity topics from our COO as part of continuing education on topics that impact public companies.

Our COO and head of IT, advised by external cybersecurity consultants, are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our head of IT has 25 years of experience in information technology roles and over 20 years of experience in cybersecurity roles in the biotechnology industry. Our COO has over five years of experience overseeing IT-related processes (including cybersecurity processes) in the biotechnology industry.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal IT personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by cybersecurity tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters is located in San Diego, California, where we lease approximately 78,000 square feet of office and laboratory space pursuant to a lease that expires in April 2032 and may be terminated early under certain circumstances. In January 2024, we entered into an agreement to sublease the second floor of our corporate headquarters (the January 2024 Sublease). Pursuant to the January 2024 Sublease, the subleased space was approximately 11,000 square feet of office space with a sublease term of three years which included an option for the subtenant to renew for an additional year and an early termination clause. In June 2025, we and the subtenant entered into a termination agreement that terminated the January 2024 Sublease in July 2025. In July 2024, we entered into an agreement to sublease the first floor of our corporate headquarters (the July 2024 Sublease). Pursuant to the July 2024 Sublease, the subleased space is approximately 18,000 square feet of office space with a sublease term of 61 months beginning in October 2024. The July 2024 Sublease includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, we entered into an agreement to sublease a portion of the third floor of our corporate headquarters (the September 2024 Sublease). Pursuant to the September 2024 Sublease, the subleased space was approximately 5,000 square feet of laboratory space with a sublease term of one year, which included an option for the subtenant to renew for an additional year. In July 2025, the September 2024 Sublease was amended to: (i) add approximately 5,000 square feet of laboratory space on the third floor and approximately 11,000 square feet of office space on the second floor to the subleased space; and (ii) to extend the term of the September 2024 Sublease through December 31, 2027. The amendment to the September 2024 Sublease includes an option for the subtenant to renew for an additional year.

We also lease approximately 30,000 square feet of office and laboratory space in South San Francisco, California, pursuant to a lease that expires in October 2032, with an option to extend the term by five years, subject to certain conditions.

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

Holders of Our Common Stock

As of February 28, 2026, there were approximately 42 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. Molecular alterations in RAS, the most frequently mutated oncogene, and the MAPK pathway, one of the most frequently altered signaling pathways in cancer, account for more than five million new patients diagnosed with cancer globally each year. Our company was co-founded by leading pioneers in precision oncology and RAS targeting to create novel therapies and combination regimens designed to comprehensively shut down the RAS/MAPK pathway for the treatment of patients with cancer. Our focused RAS/MAPK pathway pipeline comprises modality-agnostic programs aligned with our three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment.

The following figure shows the RAS/MAPK pathway and how the three therapeutic strategies listed above attempt to comprehensively and synergistically shut down the RAS/MAPK pathway.

Our pipeline enables us to pursue a systematic, data-driven, portfolio-wide clinical development effort to identify therapeutic approaches with the goal of prolonging survival in numerous patient populations with high unmet medical needs. Our modality-agnostic approach aims to allow us to selectively and potently target critical signaling nodes with the most appropriate modality, including small and large molecule therapeutics. Our purpose-built pipeline includes two clinical-stage programs (ERAS-0015, a pan-RAS molecular glue; and ERAS-4001, a pan-KRAS inhibitor), and ERAS-12, a discovery-stage program (an EGFR D2/D3 biparatopic antibody) for which we have identified a lead candidate. We believe our world-class team’s capabilities and experience, further guided by our scientific advisory board, which includes the world’s leading experts in the RAS/MAPK pathway, uniquely position us to achieve our bold mission of erasing cancer.

We in-licensed our RAS-targeting franchise in May 2024. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. We believe pan-RAS and pan-KRAS targeting molecules can address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation.

ERAS-0015 is a potential best-in-class pan-RAS molecular glue in development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition in cell-based assays versus the comparator. ERAS-0015 also has favorable absorption, distribution, metabolism, and excretion (ADME) and pharmacokinetics (PK) properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. Our initial clinical trial for ERAS-0015 is called AURORAS-1. The investigational new drug application (IND) for AURORAS-1 was cleared by the US Food and Drug Administration (FDA) in May 2025. ERAS-0015 is also being evaluated in the JYP0015M101 clinical trial in China, which is assessing ERAS-0015 in adult patients with advanced solid tumors harboring specific RAS mutations. The JYP0015M101 clinical trial is sponsored by Joyo.

On January 12, 2026, we provided an update regarding the initial clinical progress of ERAS-0015. The update consisted of the following, as of a data cutoff date of January 7, 2026:

•
Dose escalation in the ongoing AURORAS-1 Phase 1 trial was advancing faster than anticipated, underscoring significant unmet medical need and high investigator and patient enthusiasm
•
Ongoing confirmed and unconfirmed responses were observed in multiple patients with differing tumor types and RAS mutations
o
Ongoing responses (two confirmed partial responses (PRs) and one unconfirmed PR) were observed in patients with different tumor types and RAS mutations achieved at a low dose of 8 mg QD
o
Additional ongoing unconfirmed responses were observed in patients at doses above 8 mg QD
•
Favorable safety and tolerability results, with no dose-limiting toxicities and predominantly low-grade adverse events observed at all dose levels evaluated
•
Well-behaved, linear PK across all dose levels evaluated to date with no observed evidence of exposure plateau

On January 20, 2026, we announced that subsequent to the cut-off date, we have dosed patients at 40 mg QD.

We anticipate a Phase 1 monotherapy data readout from the AURORAS-1 and JYP0015M101 trials in the first half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts as part of the AURORAS-1 trial in the second half of 2026, with associated data readouts planned for 2027.

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in development for the treatment of patients with KRAS-mutated solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wildtype HRAS and NRAS has the potential to provide a wider therapeutic window in the clinic versus the most advanced pan-RAS molecular glue in development. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50 (a measure of the drug concentration needed to achieve half-maximal inhibition) values in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed tumor regression in multiple models when administered as a monotherapy. In combination with an anti-PD-1 antibody, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-4001 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-4001 is called BOREALIS-1. The IND for BOREALIS-1 was cleared by the FDA in May 2025. We anticipate a Phase 1 monotherapy data readout from the BOREALIS-1 trial in the second half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts in 2027.

We believe ERAS-0015 has the potential to address unmet medical needs in approximately 2.7 million patients who are diagnosed annually worldwide with RAS-mutant tumors, including the more than 2.2 million patients with KRAS-mutant tumors whom ERAS-4001 could also address.

Our next program is ERAS-12, our investigational EGFR D2/D3 biparatopic antibody (bpAb). ERAS-12 is a potential best-in-class biologic, for which we have identified a lead candidate, that is designed to inhibit EGFR through multiple proposed mechanisms of action. In tumors where EGFR signaling is thought to be a primary driver of tumor growth, an antibody-based approach has been shown to be an effective way to target the receptor. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the main site for ligand binding, and no approved antibodies target domain II (D2), which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. We believe the combined binding of D2 and D3 could result in differentiated and improved inhibition of downstream EGFR signaling. ERAS-12 also aims to exploit the innate immune system to induce tumor cell apoptosis. The Fragment crystallizable (Fc) region of IgG1 antibodies contain binding spots for both immune effector cells (e.g., NK cells) and the classical complement component C1q. By combining novel cell signal inhibition with enhancements to the Fc, we aim to create a potent multi-modal BIC anti-EGFR biologic which we believe could function as a targeted therapy with immunomodulatory activity.

In May 2025, in connection with our expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, we conducted a strategic pipeline review. Following this review, in order to prioritize organizational focus and resources to advance our differentiated RAS-targeting franchise, we decided to evaluate strategic alternatives for our naporafenib program, which we in-licensed from Novartis Pharma AG (Novartis). After evaluating the clinical progress of our RAS franchise, we made a strategic decision to stop development of naporafenib. In March 2026, we sent a notice to Novartis to terminate our exclusive license agreement with Novartis (as amended, the Novartis Agreement) pursuant to which we acquired exclusive rights to develop naporafenib. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, we and Novartis have agreed that we shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to participate in such trials for the foreseeable future.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from us of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offerings during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

In August 2025, we entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of December 31, 2025, we had $200.0 million of shares available for sale under the 2025 Sale Agreement.

In January 2026, we completed the sale and issuance of 25,875,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of our common stock, at a price to the public of $10.00 per share (the 2026 Offering). Our aggregate net proceeds from the 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.1 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of December 31, 2025, we have raised a total of $1.0 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock, and the sale and issuance of convertible preferred stock. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $341.8 million. In January 2026, we completed our 2026 Offering with aggregate net proceeds of $242.7 million, net of underwriting discounts and commissions and offering costs.

We have incurred significant operating losses since inception. Our net losses were $124.5 million and $161.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $892.2 million. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2025, together with the net proceeds of $242.7 million received from the 2026 Offering, which closed in January 2026, less the $150.0 million payment made to Joyo in March 2026 in connection with the option exercise notice, will be sufficient to fund our operations into the second half of 2028. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the year ended December 31, 2025.

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

Operating expenses

Research and development

Research and development expenses consist of external and internal costs associated with our research and development activities, including our discovery and research efforts and the preclinical and clinical development of our product candidates. Research and development costs are expensed as incurred. Our research and development expenses include:

•
external costs, including expenses incurred under arrangements with third parties, such as contract research organizations (CROs), contract manufacturing organizations (CMOs), consultants, and our scientific advisors; and
•
internal costs, including:
o
employee-related expenses, including salaries, benefits, and stock-based compensation for those individuals involved in research and development efforts;
o
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
o
facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Year Ended December 31,
	2025	2024
ERAS-0015(1)	$26,870	$6,691
ERAS-4001(1)	19,039	9,633
Other clinical programs(2)	32,847	58,295
Other discovery and preclinical programs	14,098	40,740
Total research and development expenses	$92,854	$115,359

(1) We in-licensed ERAS-0015 and ERAS-4001 in May 2024.

(2) Other clinical programs include naporafenib.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to conduct our ongoing research and development activities, conduct clinical trials, and advance our preclinical research programs toward clinical development, particularly as more of our product candidates move into later stages of development, which typically cost more. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval is costly and time-consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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
•
the timing, receipt, and terms of any approvals from applicable regulatory authorities;
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

General and administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation, for employees in our finance, accounting, legal, information technology, business development, and support functions. Other general and administrative expenses include allocated facility and depreciation related costs not otherwise included in research and development expenses and professional fees for auditing, tax, intellectual property, and legal services. Costs related to filing and pursuing patent applications are recognized as general and administrative expenses as incurred since recoverability of such expenditures is uncertain.

We expect our general and administrative expenses will increase substantially for the foreseeable future as we continue to increase our general and administrative headcount to support our continued research and development activities and, if any product candidates receive marketing approval, commercialization activities, as well as to support our operations generally.

Other income (expense), net

Interest income

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$92,854	$115,359	$(22,505)
In-process research and development	9,500	22,500	(13,000)
General and administrative	38,551	41,728	(3,177)
Total operating expenses	140,905	179,587	(38,682)
Loss from operations	(140,905)	(179,587)	38,682
Total other income (expense), net	16,359	17,937	(1,578)
Net loss	$(124,546)	$(161,650)	$37,104

Research and development expenses

Research and development expenses were $92.9 million for the year ended December 31, 2025 compared to $115.4 million for the year ended December 31, 2024. The decrease of $22.5 million was primarily driven by decreases of $7.0 million in expenses incurred in connection with clinical trials, preclinical studies, and discovery activities, $6.8 million in outsourced services and consulting fees, $3.2 million in personnel costs, including stock-based compensation expense, and $2.0 million in facilities-related expenses and depreciation, and an impairment charge of $3.0 million on operating lease assets, leasehold improvements, and furniture related to the sublease of the first floor of our San Diego facility during the year ended December 31, 2024.

In-process research and development expenses

In-process research and development expenses were $9.5 million for the year ended December 31, 2025 compared to $22.5 million for the year ended December 31, 2024. In-process research and development expenses for the year ended December 31, 2025 were related to the achievement of milestones in connection with our license agreements with Joyo and Medshine. In-process research and development expenses for the year ended December 31, 2024 were related to upfront payments in connection with our license agreements with Joyo and Medshine.

General and administrative expenses

General and administrative expenses were $38.6 million for the year ended December 31, 2025 compared to $41.7 million for the year ended December 31, 2024. The decrease of $3.2 million was primarily driven by an impairment charge of $1.7 million on operating lease assets, leasehold improvements, and furniture related to the sublease of the first floor of our San Diego facility during the year ended December 31, 2024, and decreases of $0.9 million in legal fees and $0.5 million in insurance costs.

Other income (expense), net

Other income (expense), net was $16.4 million for the year ended December 31, 2025 compared to $17.9 million for the year ended December 31, 2024. The decrease of $1.6 million was primarily related to a decrease in interest earned on our cash, cash equivalents, and marketable securities of $3.5 million, partially offset by $2.2 million in impairment charges on our investment in equity securities during the year ended December 31, 2024.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an ATM Offering through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from us of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Offerings during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

In August 2025, we entered into the 2025 Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of December 31, 2025, we had $200.0 million of shares available for sale under the 2025 Sale Agreement.

In January 2026, we completed the sale and issuance of 25,875,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of our common stock, at a price to the public of $10.00 per share. Our aggregate net proceeds from the 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.1 million.

Future capital requirements

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $341.8 million. Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2025, together with the net proceeds of $242.7 million received from the 2026 Offering, which closed in January 2026, less the $150.0 million payment made to Joyo in March 2026 in connection with the option exercise notice, will be sufficient to fund our operations into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs, and timing of discovery, preclinical studies, and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future, including the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
•
the costs and timing of manufacturing for our product candidates with CMOs, including commercial manufacturing, if any product candidate is approved;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•
the costs associated with hiring additional personnel, consultants, and CROs as our preclinical and clinical activities increase;
•
the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our product candidates or technologies;
•
the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements;
•
any delays and cost increases that result from geopolitical and economic events;
•
evolving government regulation that impacts the way we operate, including the potential negative effects of changes in United States tariff and import/export regulations; and
•
costs associated with any products or technologies that we may in-license or acquire.

We have no other committed sources of capital. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including through the 2025 Sale Agreement), debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, licensing, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(95,455)	$(109,417)
Investing activities	100,425	(156,616)
Financing activities	1,096	240,697
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,066	$(25,336)

Operating activities

Cash used in operating activities was $95.5 million during the year ended December 31, 2025, primarily resulting from a net loss of $124.5 million, accretion on marketable securities of $5.1 million, and changes in operating assets and liabilities of $3.3 million, partially reduced by stock-based compensation expense of $24.9 million, in-process research and development expenses of $9.5 million, which are reflected in investing activities, and depreciation and amortization expense of $3.1 million. Net cash used from changes in operating assets and liabilities consisted primarily of decreases in accrued expenses and other current and long-term liabilities of $3.8 million and operating lease assets and liabilities, net of $1.8 million, partially offset by a decrease in prepaid expenses and other current and long-term assets of $1.8 million and an increase in accounts payable of $0.5 million.

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

Investing activities

Net cash provided by investing activities was $100.4 million during the year ended December 31, 2025 as compared to net cash used in investing activities of $156.6 million during the year ended December 31, 2024. The increase in cash provided by investing activities of $257.0 million was primarily the result of a decrease in purchases of marketable securities of $252.3 million and a decrease in in-process research and development of $13.0 million, partially offset by a decrease in maturities of marketable securities of $8.3 million.

Financing activities

Net cash provided by financing activities was $1.1 million during the year ended December 31, 2025 as compared to $240.7 million during the year ended December 31, 2024. During the year ended December 31, 2025, we received $0.7 million from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and $0.4 million from the exercise of stock options. During the year ended December 31, 2024, we received $174.4 million in net proceeds for the issuance of common stock from the 2024 Offering, $43.6 million in net proceeds for the issuance of common stock from the 2024 Private Placement, $21.0 million in net proceeds for the issuance of common stock from the ATM Offerings, $0.8 million from the issuance of common stock under our ESPP, and $0.8 million from the exercise of stock options.

Cash requirements due to contractual obligations and other commitments

We lease office and laboratory space under lease agreements with varying expiration dates through 2032. As of December 31, 2025, total future aggregate operating lease commitments were $62.6 million, with approximately $9.0 million due in 2026, and the remaining due in periods from 2027 through 2032. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services, and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Additionally, there are additional potential development and sales milestone payments and royalty payments we may be required to make under license agreements we have entered into pursuant to which we have in-licensed certain intellectual property. For additional information regarding these agreements, see the section titled “Business—Our acquisition and license agreements” in this Annual Report on Form 10-K. The timing of when these additional payments will actually be made is uncertain as these payments are contingent upon the completion of future activities.

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

Accrued research and development expenses

We are required to make estimates of our accrued expenses resulting from our obligations under contracts with CROs, CMOs, vendors, and consultants, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, and the expected dividend yield. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2025 and 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and marketable securities. As of December 31, 2025, our cash equivalents and marketable securities consisted of money market funds, commercial paper, US treasury securities, and US government agency securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of US interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from geopolitical and economic events. Due to the nature of our cash equivalents and marketable securities, we believe an immediate hypothetical 10% change in interest rates would not have had a material effect on our results of operations during the periods presented.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report and Attestation Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, materially modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC, with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year (Definitive Proxy Statement), under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at https://investors.erasca.com/corporate-governance/documents-charters. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of Sarbanes-Oxley and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with US insider trading laws and regulations, including with respect to transactions in our own securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors,” and is incorporated herein by reference.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Erasca, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California
March 12, 2026

Erasca, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$73,805	$67,739
Short-term marketable securities	202,270	230,570
Prepaid expenses and other current assets	10,164	10,484
Total current assets	286,239	308,793
Long-term marketable securities	65,721	142,164
Property and equipment, net	13,303	16,321
Operating lease assets	29,030	32,218
Restricted cash	408	408
Other assets	1,453	2,622
Total assets	$396,154	$502,526
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$981	$468
Accrued expenses and other current liabilities	22,464	26,308
Operating lease liabilities	5,066	4,619
Total current liabilities	28,511	31,395
Operating lease liabilities, net of current portion	42,073	47,270
Other liabilities	399	362
Total liabilities	70,983	79,027
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at December 31, 2025 and 2024; 284,159,076 and 283,218,344 shares issued and outstanding at December 31, 2025 and 2024, respectively	28	28
Additional paid-in capital	1,216,724	1,190,729
Accumulated other comprehensive income	628	405
Accumulated deficit	(892,209)	(767,663)
Total stockholders' equity	325,171	423,499
Total liabilities and stockholders' equity	$396,154	$502,526

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$92,854	$115,359
In-process research and development	9,500	22,500
General and administrative	38,551	41,728
Total operating expenses	140,905	179,587
Loss from operations	(140,905)	(179,587)
Other income (expense)
Interest income	16,607	20,093
Other expense, net	(248)	(2,156)
Total other income (expense), net	16,359	17,937
Net loss	$(124,546)	$(161,650)
Net loss per share, basic and diluted	$(0.44)	$(0.69)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,533,696	233,817,916
Other comprehensive income (loss):
Unrealized gain on marketable securities, net	223	328
Comprehensive loss	$(124,323)	$(161,322)

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	151,462,103	$15	$922,607	$77	$(606,013)	$316,686
Issuance of common stock in private placement, net of $1,396 in fees and expenses	21,844,660	2	43,602	—	—	43,604
Issuance of common stock in underwritten offering, net of $9,574 in discounts and offering costs	99,459,458	10	174,416	—	—	174,426
Issuance of common stock in ATM offering, net of $847 in commissions and expenses	9,231,114	1	21,030	—	—	21,031
Exercise of stock options	710,280	—	836	—	—	836
Issuance of common stock under the Employee Stock Purchase Plan	510,729	—	800	—	—	800
Vesting of early exercised stock options	—	—	465	—	—	465
Stock-based compensation expense	—	—	26,973	—	—	26,973
Net loss	—	—	—	—	(161,650)	(161,650)
Unrealized gain on marketable securities, net	—	—	—	328	—	328
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499
Exercise of stock options	351,329	—	372	—	—	372
Issuance of common stock under the Employee Stock Purchase Plan	589,403	—	724	—	—	724
Stock-based compensation expense	—	—	24,899	—	—	24,899
Net loss	—	—	—	—	(124,546)	(124,546)
Unrealized gain on marketable securities, net	—	—	—	223	—	223
Balance at December 31, 2025	284,159,076	$28	$1,216,724	$628	$(892,209)	$325,171

The accompanying notes are an integral part of these consolidated financial statements.

Erasca, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(124,546)	$(161,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,107	3,805
Stock-based compensation expense	24,899	26,973
In-process research and development expenses	9,500	22,500
Accretion on marketable securities, net	(5,087)	(9,590)
Impairment charge on operating lease assets and property and equipment	—	4,653
Impairment charge on investment in equity securities	—	2,157
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	1,789	(2,397)
Accounts payable	513	(1,532)
Accrued expenses and other current and long-term liabilities	(3,768)	6,396
Operating lease assets and liabilities, net	(1,862)	(732)
Net cash used in operating activities	(95,455)	(109,417)

Cash flows from investing activities:
Purchases of marketable securities	(150,974)	(403,224)
Maturities of marketable securities	261,027	269,325
In-process research and development	(9,500)	(22,500)
Payment made for investment in equity securities	—	(157)
Purchases of property and equipment	(128)	(60)
Net cash provided by (used in) investing activities	100,425	(156,616)

Cash flows from financing activities:
Proceeds from issuance of common stock in private placement, net of fees and expenses	—	43,604
Proceeds from issuance of common stock in underwritten offering, net of discounts and offering costs	—	174,426
Proceeds from issuance of common stock in ATM offering, net of commissions and expenses	—	21,031
Proceeds from the exercise of stock options	372	836
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	724	800
Net cash provided by financing activities	1,096	240,697

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,066	(25,336)
Cash, cash equivalents, and restricted cash at beginning of the period	68,147	93,483
Cash, cash equivalents, and restricted cash at end of the period	$74,213	$68,147

Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercised options	$—	$465

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring, and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of December 31, 2025, the Company had $341.8 million in cash, cash equivalents, and marketable securities. As of December 31, 2025, the Company had an accumulated deficit of $892.2 million. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through December 31, 2025, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and "at the market" offerings.

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of December 31, 2025, together with the net proceeds of $242.7 million received from the Company's underwritten offering, which closed in January 2026, will be sufficient for the Company to fund operations for at least one year from the issuance date of these consolidated financial statements.

2026 underwritten offering

In January 2026, the Company completed the sale and issuance of 25,875,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of its common stock, at a price to the public of $10.00 per share (the 2026 Offering). The aggregate net proceeds from the 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.1 million.

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

The Company had deposited cash of $408,000 as of December 31, 2025 and 2024 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 11). The Company has classified the restricted cash as a noncurrent asset on its consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$73,805	$67,739
Restricted cash	408	408
Total cash, cash equivalents, and restricted cash	$74,213	$68,147

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

Impairment of long-lived assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. There were no impairment losses recognized during the year ended December 31, 2025. The Company recognized a $4.7 million impairment loss during the year ended December 31, 2024 related to its leased office space in San Diego, California (see Note 11).

Leases

The Company leases real estate facilities under non-cancellable and cancellable operating leases with various expiration dates through fiscal year 2032. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable.

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

Research and development expense

Research and development expenses consist of external and internal costs associated with the Company’s research and development activities, including its discovery and research efforts and the preclinical and clinical development of its product candidates. Research and development costs are expensed as incurred. The Company’s research and development expenses include external costs, consisting of expenses incurred under arrangements with third parties, such as contract research organizations (CROs), contract manufacturing organizations (CMOs), consultants, and its scientific advisors; and internal costs, consisting of employee-related expenses, including salaries, benefits, and stock-based compensation for those individuals involved in research and development efforts, the costs of laboratory supplies and acquiring, developing, and manufacturing preclinical study materials, and facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

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

In-process research and development expense

The Company has acquired rights as part of asset acquisitions or in-licenses to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product candidate, as well as pre-commercial milestone payments, are immediately expensed as in-process research and development (IPR&D) in the period in which they are incurred, provided that the new product candidate did not also include processes or activities that would constitute a “business” as defined under US GAAP, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. The Company accounts for contingent consideration payable upon achievement of certain regulatory, development, or sales milestones in such asset acquisitions when the underlying contingency is probable and estimable. Milestone payments made to third parties subsequent to regulatory approval will be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

Patent costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. As of December 31, 2025, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses and tax credits.

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

Net loss per share

The Company’s net loss is equivalent to net loss attributable to common stockholders for all periods presented. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock and shares purchasable under the ESPP are considered to be potentially dilutive securities. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to provide enhancements to annual income tax disclosures. In particular, the standard requires more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for the Company in its annual period beginning after December 15, 2025, with early adoption permitted. The standard allows for adoption on a prospective basis, with a retrospective option. The Company adopted ASU 2023-09 for the annual period ended December 31, 2025 on a retrospective basis, and the adoption did not have a material impact on its consolidated financial statements and related disclosures. See Note 13 for additional information.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of December 31, 2025 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	December 31,	for identical	observable	inputs
	2025	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$62,229	$62,229	$—	$—
Commercial paper(1)	4,986	—	4,986	—
US treasury securities(2)	99,914	99,914	—	—
US government agency securities(2)	74,563	—	74,563	—
Commercial paper(2)	27,793	—	27,793	—
US treasury securities(3)	47,780	47,780	—	—
US government agency securities(3)	17,941	—	17,941	—
Total fair value of assets	$335,206	$209,923	$125,283	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. As of December 31, 2025 and 2024, the Company's equity investment in Affini-T Therapeutics, Inc. (Affini-T) was fair valued at $0, which represents cost, less impairment. No adjustment was made to the value of the Company’s equity investment in Affini-T during the year ended December 31, 2025. Impairment adjustments of $2.2 million were recorded to date and during the year ended December 31, 2024 to other expense, net in the consolidated statements of operations and comprehensive loss related to the value of the Company's equity investment in Affini-T. As of December 31, 2024, the Company had reassessed the fair value of its equity investment in Affini-T using a market approach which represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the equity investment involved unobservable inputs, including the terms and preferences of Affini-T's financings, cash flow projections, and significant estimates and assumptions. Changes in the estimates and assumptions used could materially affect the amount of impairment losses recognized in the periods the equity investment is considered impaired. No transfers between levels have occurred during the periods presented.

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

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$99,640	$274	$—	$99,914
US government agency securities	1 or less	74,345	218	—	74,563
Commercial paper	1 or less	27,769	24	—	27,793
US treasury securities	1-2	47,725	55	—	47,780
US government agency securities	1-2	17,884	57	—	17,941
Total		$267,363	$628	$—	$267,991

	December 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$42,694	$155	$—	$42,849
US government agency securities	1 or less	22,350	70	—	22,420
Corporate debt securities	1 or less	30,641	60	—	30,701
Commercial paper	1 or less	129,500	107	(46)	129,561
Yankee debt securities	1 or less	5,045	—	(6)	5,039
US treasury securities	1-2	71,778	96	(90)	71,784
US government agency securities	1-2	70,321	188	(129)	70,380
Total		$372,329	$676	$(271)	$372,734

As of December 31, 2025, there were no available-for-sale securities that were in an unrealized loss position.

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of December 31, 2024, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

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

As of December 31, 2025 and 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.5 million and $2.3 million as of December 31, 2025 and 2024, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Laboratory equipment	$4,429	$4,741
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,510	1,564
Property and equipment	25,964	26,330
Less accumulated depreciation and amortization	(12,661)	(10,009)
Property and equipment, net	$13,303	$16,321

Depreciation and amortization expense related to property and equipment was $3.1 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued research and development expenses	$10,045	$14,872
Accrued compensation	12,073	10,651
Accrued professional services	232	451
Other accruals and current liabilities	114	334
Total	$22,464	$26,308

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

In May 2024, the Company announced a strategic reprioritization that included deprioritizing the final trial in the HERKULES series of clinical trials that was evaluating ERAS-007. In September 2025, the Company sent a notice to Asana to terminate the Asana License Agreement, with an effective termination date of November 8, 2025. In connection with such termination, the Company and Asana have agreed that the Company shall continue to ensure that the patients currently enrolled in the HERKULES series of trials will be permitted to continue to participate in such trials for the foreseeable future. No IPR&D expense was recorded during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, no milestones had been accrued as the underlying contingencies were not probable or estimable.

Note 8. License agreements

Guangzhou Joyo Pharmatech Co., Ltd

In May 2024, the Company entered into an exclusive license agreement (the Joyo License Agreement) with Guangzhou Joyo Pharmatech Co., Ltd. (Joyo) under which the Company was granted an exclusive, worldwide (except mainland China, Hong Kong, and Macau), royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Joyo to develop, manufacture, and commercialize certain pan-RAS inhibitors in all fields of use. Pursuant to the Joyo License Agreement, the Company had an option to expand the territory of the license to include mainland China, Hong Kong, and Macau by making a $50.0 million payment to Joyo on or prior to the first dosing of the first patient in a Phase 2 clinical trial by either the Company or Joyo, or a payment of $150.0 million after the first dosing of the first patient in a Phase 2 clinical trial by either the Company or Joyo and before filing a new drug application (or the foreign equivalent) by either the Company or Joyo. In March 2026, the Company sent Joyo notice that the Company was exercising its option to expand its territory under the Joyo License Agreement to include mainland China, Hong Kong, and Macau, and based upon feedback from Joyo that it had dosed the first patient in the Phase 2 clinical trial, the Company made the corresponding $150.0 million payment (less applicable withholding amounts). The Company has the right to sublicense (through multiple tiers) its rights under the Joyo License Agreement, subject to certain limitations and conditions, and is required to use commercially reasonable efforts to commercialize licensed products in the United States.

Under the Joyo License Agreement, in 2024, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (with such amount increasing to $57.5 million following the Company’s exercise of the option to expand the Company’s territory to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. The Company recorded IPR&D expense of $7.5 million related to the achievement of milestones during the year ended December 31, 2025 and $12.5 million in connection with the upfront cash payment made during the year ended December 31, 2024 under the Joyo License Agreement.

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

Under the Medshine License Agreement, in 2024, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. The Company recorded IPR&D expense of $2.0 million related to the achievement of milestones during the year ended December 31, 2025 and $10.0 million in connection with the upfront cash payment made during the year ended December 31, 2024 under the Medshine License Agreement.

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

In May 2025, in connection with the Company’s expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, the Company conducted a strategic pipeline review. Following this review, in order to prioritize organizational focus and resources to advance its differentiated RAS-targeting franchise, the Company decided to evaluate strategic alternatives for its naporafenib program. After evaluating the clinical progress of the Company’s RAS franchise, the Company made a strategic decision to stop development of naporafenib. In March 2026, the Company sent a notice to Novartis to terminate the Novartis Agreement. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, the Company and Novartis have agreed that the Company shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to participate in such trials for the foreseeable future. During the years ended December 31, 2025 and 2024, no IPR&D expense was recorded in connection with the Novartis Agreement.

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

In November 2023, the Company announced a strategic reprioritization that included deprioritizing the FLAGSHP-1 clinical trial that was evaluating ERAS-601. In September 2025, the Company sent a notice to NiKang to terminate the NiKang License Agreement, with an effective termination date of October 9, 2025. In connection with such termination, the Company and NiKang entered into a termination agreement pursuant to which the Company and NiKang have agreed that the Company shall continue to ensure that the patients currently enrolled in the FLAGSHP-1 trial and an investigator-initiated trial of ERAS-601 will be permitted to continue to participate in such trials for the foreseeable future. During the years ended December 31, 2025 and 2024, no IPR&D expense was recorded in connection with the NiKang License Agreement.

Katmai Pharmaceuticals, Inc.

In March 2020, the Company entered into a license agreement (the Katmai License Agreement) with Katmai Pharmaceuticals, Inc. (Katmai) under which the Company was granted an exclusive, worldwide, royalty-bearing license to certain patent rights and know-how controlled by Katmai related to the development of small molecule therapeutic and diagnostic products that modulate EGFR and enable the identification, diagnosis, selection, treatment, and/or monitoring of patients for neuro-oncological applications to develop, manufacture, use, and commercialize ERAS-801 and certain other related compounds in all fields of use.

In May 2024, the Company announced a strategic reprioritization which included deprioritizing its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma. In April 2025, the Company entered into a termination agreement (the Katmai Termination Agreement) with Katmai. The Katmai Termination Agreement terminated the Katmai License Agreement as of April 1, 2025. Under the Katmai Termination Agreement, the Company has assigned to Katmai certain know-how, intellectual property rights, third-party vendor agreements, regulatory filings, the sponsorship of the THUNDERBBOLT-1 clinical trial, and materials that the Company developed in connection with the development of ERAS-801 under the Katmai License Agreement, and Katmai is obligated to make payments to the Company upon the occurrence of specific events related to Katmai’s future development and commercialization of ERAS-801. In addition, the Company provided certain transition services to Katmai for a 90-day period, for which Katmai reimbursed the Company for its internal costs related to such services. During the years ended December 31, 2025 and 2024, no IPR&D expense was recorded in connection with the Katmai License Agreement.

As of December 31, 2025 and 2024, no milestones had been accrued for any license agreement as the underlying contingencies were not probable or estimable.

Note 9. Stockholders’ equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2025, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Stock options issued and outstanding	47,461,519	33,910,721
Awards available for future grant	13,524,648	13,265,858
Shares available for purchase under the ESPP	3,812,732	1,569,952
Total	64,798,899	48,746,531

ATM offerings

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Offering) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from the Company of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, the Company sold 9,231,114 shares of common stock at a weighted-average price of $2.37 per share under the Sale Agreement with the Agent. Proceeds from the ATM Offerings during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $847,000.

In August 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in ATM Offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. During the year ended December 31, 2025, the Company did not sell any shares of common stock under the 2025 Sale Agreement.

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

Note 10. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-entity consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of December 31, 2025, there were 13,524,648 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2024	33,910,721	$3.93	7.78	$12,989
Granted	15,078,786	1.75
Exercised	(351,329)	1.06
Canceled	(1,176,659)	4.30
Outstanding at December 31, 2025	47,461,519	$3.24	7.55	$61,659
Options exercisable at December 31, 2025	26,596,323	$4.15	6.74	$25,836

The weighted-average grant date fair value of options granted for the years ended December 31, 2025 and 2024 was $1.24 and $1.31, respectively. As of December 31, 2025, the unrecognized compensation cost related to unvested stock option grants was $29.5 million and is expected to be recognized as expense over approximately 2.35 years. The intrinsic value of the options exercised for the years ended December 31, 2025 and 2024 was $482,000 and $1.1 million, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Year Ended December 31,
	2025	2024
Risk-free interest rate	3.84%-4.43%	3.56%-4.64%
Expected volatility	79.48%-82.36%	81.36%-83.91%
Expected term (in years)	5.28-6.08	5.28-6.08
Expected dividend yield	--%	--%

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

Employee stock purchase plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the ESPP, which became effective in connection with the IPO. The ESPP permits participants to contribute up to a specified percentage of their eligible compensation during a series of offering periods of 24 months, each comprised of four six-month purchase periods, to purchase the Company’s common stock. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the first day of trading of the applicable offering period or on the applicable purchase date, whichever is lower. A total of 1,260,000 shares of common stock was initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP may be increased annually on the first day of each calendar year during the term of the ESPP, beginning in 2022, by an amount equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. The Company recognized stock-based compensation expense related to the ESPP of $714,000 and $839,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the unrecognized compensation cost related to the ESPP was $1.1 million and is expected to be recognized as expense over approximately 1.49 years. As of December 31, 2025 and 2024, $67,000 and $50,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company issued and sold 589,403 and 510,729 shares under the ESPP during the years ended December 31, 2025 and 2024, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

Year Ended December 31,
	2025	2024
Risk-free interest rate	3.48%-4.32%	4.24%-5.39%
Expected volatility	75.24%-92.99%	68.73%-74.72%
Expected term (in years)	0.50-2.00	0.49-2.00
Expected dividend yield	--%	--%

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$11,246	$13,286
General and administrative	13,653	13,687
Total	$24,899	$26,973

Note 11. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032.

Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$7,273	$8,020
Variable lease cost	4,223	3,704
Sublease income	(2,916)	(1,288)
Total lease cost	$8,580	$10,436

The Company paid $6.3 million and $7.8 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the consolidated statements of cash flows for the years ended December 31, 2025 and 2024, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.39 years and 8.98%, respectively, at December 31, 2025. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 7.33 years and 8.97%, respectively, at December 31, 2024. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In September 2020, the Company entered into a lease agreement for approximately 60,000 square feet of laboratory and office space in San Diego, California, which represented a portion of a new facility that was under construction and which was subsequently amended in March 2021 to expand the rented premises by approximately 18,000 square feet (the 2020 Lease). The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. In April 2022, the 2020 Lease was modified to amend the rent commencement date from February 2022 to May 2022. The 2020 Lease, as amended, has a term of 10.75 years and includes aggregate monthly payments to the lessor of approximately $51.6 million beginning in May 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $16.8 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The 2020 Lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $2.5 million. The termination option has not been included in the Company's operating lease assets and liabilities. As discussed in Note 2, the Company provided a letter of credit to the lessor for $408,000, which expires July 29, 2032.

In December 2021, the Company entered into a lease agreement for approximately 30,000 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then-current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The renewal option has not been included in the Company's operating lease assets and liabilities. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the consolidated balance sheets. In July 2025, $656,000 of the security deposit was returned to the Company per the terms of the lease agreement. As of December 31, 2025, $218,000 remains as a security deposit included in other assets in the consolidated balance sheets.

In January 2024, the Company entered into an agreement to sublease the second floor of its corporate headquarters in San Diego, California (the January 2024 Sublease). Pursuant to the January 2024 Sublease, the subleased space was approximately 11,000 square feet of office space with a sublease term of three years which included an option for the subtenant to renew for an additional year and an early termination clause. In June 2025, the Company and the subtenant entered into a termination agreement that terminated the January 2024 Sublease in July 2025. In July 2024, the Company entered into an agreement to sublease the first floor of its corporate headquarters (the July 2024 Sublease). Pursuant to the July 2024 Sublease, the subleased space is approximately 18,000 square feet of office space with a sublease term of 61 months beginning in October 2024. The July 2024 Sublease includes an option for the subtenant to renew for an additional year and an early termination clause. In September 2024, the Company entered into an agreement to sublease a portion of the third floor of its corporate headquarters (the September 2024 Sublease). Pursuant to the September 2024 Sublease, the subleased space was approximately 5,000 square feet of laboratory space with a sublease term of one year, which included an option for the subtenant to renew for an additional year. In July 2025, the September 2024 Sublease was amended to: (i) add approximately 5,000 square feet of laboratory space on the third floor and approximately 11,000 square feet of office space on the second floor to the subleased space; and (ii) to extend the term of the September 2024 Sublease through December 31, 2027. The amendment to the September 2024 Sublease includes an option for the subtenant to renew for an additional year.

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $2.9 million and $1.3 million related to income from these subleases during the years ended December 31, 2025 and 2024, respectively.

In connection with committing to the plan to sublease the first floor of its corporate headquarters in June 2024, the Company reassessed its asset groups for testing long-lived assets for impairment and determined the first floor operating lease assets and related property and equipment represented an asset group separate from the entity wide asset group. As of June 30, 2024, the Company concluded that the carrying value of the first floor asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. The Company determined the fair value of the first floor asset group based on the income approach using a discounted cash flow model. The cash flows used in the model were discounted using a rate of 13.5%. Based on this analysis, the Company recognized a noncash impairment charge of $4.7 million, including $2.4 million for the operating lease assets and $2.3 million for the leasehold improvements and furniture, of which $3.0 million was recorded to research and development expense and $1.7 million was recorded to general and administrative expense, during the year ended December 31, 2024. This represented a Level 3 nonrecurring fair value measurement. Calculating the fair value of the asset group involves significant estimates and assumptions, including projected future cash flows and a discount rate. Changes in the estimates and assumptions used could materially affect the amount of impairment loss recognized in the period the asset group is considered impaired. No impairment was recorded during the year ended December 31, 2025.

Future minimum lease payments and sublease receipts under operating leases as of December 31, 2025 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2026	$9,035	$2,884
2027	9,199	2,970
2028	9,277	1,448
2029	9,572	1,237
2030	9,878	—
Thereafter	15,649	—
Total lease payments or sublease receipts	$62,610	$8,539
Less: Amount representing interest	(15,471)
Operating lease liabilities	$47,139

Note 12. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Strategic reprioritization

In May 2024, in connection with the execution of the Joyo License Agreement and the Medshine License Agreement, the Company approved a strategic reprioritization. The Company deprioritized its HERKULES-3 clinical trial evaluating ERAS-007 in combination with encorafenib and cetuximab (EC) in patients with EC-naïve BRAFm colorectal cancer, its THUNDERBBOLT-1 clinical trial evaluating ERAS-801 in patients with recurrent glioblastoma, and its ERAS-4 pan-KRAS program. In connection with this strategic reprioritization, the Company also approved a reduction in the Company’s workforce by approximately 18%, primarily affecting employees working in certain drug discovery functions or on the deprioritized programs and trials. As a result, the Company recognized $0 and $2.2 million in total charges during the years ended December 31, 2025 and 2024, respectively, in the consolidated statements of operations and comprehensive loss based upon the underlying employees’ role within the Company in connection with the reduction in force. These charges consisted primarily of one-time cash charges for termination benefits which were substantially all paid in June 2024.

Note 13. Income taxes

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024
United States	$(124,495)	$(161,788)
Foreign	(51)	138
Loss before income taxes	$(124,546)	$(161,650)

A reconciliation of income tax computed at the federal statutory income tax rate to the provision for income taxes from continuing operations by amount and percent was as follows (amounts in thousands):

	Year ended December 31,		Year ended December 31,
	2025		2024
Federal statutory income tax rate	$(26,155)	21.0%	$(33,947)	21.0%
State income taxes, net of federal benefit	—	—	—	—
Foreign tax effects	(2)	—	(29)	—
Tax credits
Research and development credits	(3,420)	2.7	(3,842)	2.3
Orphan drug credits	61	—	(729)	0.5
Effects of cross-border tax laws	—	—	17	—
Change in valuation allowance	24,350	(19.6)	34,964	(21.6)
Changes in unrecognized tax benefits	672	(0.5)	914	(0.6)
Nontaxable or nondeductible items
Stock-based compensation	1,990	(1.6)	1,337	(0.8)
Executive compensation limitation	2,071	(1.7)	1,284	(0.8)
Other	433	(0.3)	31	—
Total	$—	—%	$—	—%

No provision for federal, state or foreign income taxes has been recorded for the years ended December 31, 2025 and 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$127,327	$70,057
Intangible assets	32,512	27,915
Capitalized research and development costs	38,545	48,795
Operating lease liabilities	13,207	10,935
Research and development credits	23,913	19,893
Contribution of common stock	4,339	3,263
Stock-based compensation	10,173	6,986
Other, net	3,494	2,417
Total deferred tax assets	253,510	190,261
Deferred tax liabilities:
Property and equipment	(3,167)	(3,366)
Operating lease assets	(8,134)	(6,789)
Total deferred tax liabilities	(11,301)	(10,155)
Valuation allowance	(242,209)	(180,106)
Net deferred tax assets	$—	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $242.2 million as of December 31, 2025, as it does not believe it is more likely than not that the deferred tax assets will be realized primarily due to the generation of pre-tax book losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by $62.1 million during the year ended December 31, 2025.

At December 31, 2025, the Company had federal, California, and other state net operating loss (NOL) carryforwards of approximately $413.8 million, $576.7 million, and $4.8 million, respectively. The federal NOL carryforwards will carryforward indefinitely and can offset 80% of future taxable income each year, the California NOL carryforwards begin to expire in 2038, and the other state NOL carryforwards begin to expire in 2036.

At December 31, 2025, the Company also had federal, California, and Massachusetts research tax credit carryforwards of approximately $19.4 million, $11.0 million, and $879,000, respectively. The federal research tax credit carryforwards begin to expire in 2039, the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized, and the Massachusetts research tax credit carryforwards begin to expire in 2036.

At December 31, 2025, the Company also had federal orphan drug credit carryforwards of approximately $1.2 million. The federal orphan drug credit carryforwards begin to expire in 2043.

At December 31, 2025, the Company also had federal and California charitable contribution carryforwards of approximately $15.7 million. The charitable contribution carryforwards begin to expire in 2026.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2025 and 2024, excluding interest and penalties, was as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance at the beginning of the year	$5,411	$4,096
Increase (decrease) related to prior year positions	239	(28)
Increase related to current year positions	862	1,343
Balance at the end of the year	$6,512	$5,411

Included in the balance of unrecognized tax benefits as of December 31, 2025 is $6.0 million that, if recognized, would reduce the Company’s annual effective tax rate, subject to valuation allowance.

The Company has filed income tax returns in Australia, the United States, California, and various other state jurisdictions. The Company is not currently under examination in any of these jurisdictions, and all of the Company’s tax years remain effectively open in all jurisdictions to examination due to net operating loss carryforwards. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2025 and 2024, the Company has not recognized any interest or penalties related to income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), a budget reconciliation package that changes the US federal income tax laws was signed into law. In addition to extending various expiring provisions from the Tax Cuts and Jobs Act (TCJA) of 2017, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred. These expenses had been required under the TCJA to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. The Company has evaluated the effects of the legislation and has determined that the enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 14. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Net loss	$(124,546)	$(161,650)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	283,533,696	233,817,916
Net loss per share, basic and diluted	$(0.44)	$(0.69)

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

	December 31,	December 31,
	2025	2024
Options to purchase common stock	47,461,519	33,910,721
Estimated shares purchasable under the ESPP	1,341,643	612,358
Total potentially dilutive shares	48,803,162	34,523,079

Note 15. Retirement plan

The Company sponsors an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the US Internal Revenue Code. Participating employees may defer up to the Internal Revenue Service annual contribution limit. The Company provides a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2025 and 2024, the Company incurred $857,000 and $927,000 in expenses related to the safe harbor contribution, respectively.

Note 16. Related party transactions

As of December 31, 2025 and 2024, the Company's equity investment in Affini-T was fair valued at $0. No adjustment was made to the value of the Company's equity investment in Affini-T during the year ended December 31, 2025. Impairment adjustments of $2.2 million were recorded during the year ended December 31, 2024 to other expense, net in the consolidated statements of operations and comprehensive loss related to the value of the Company's equity investment in Affini-T (see Note 3). One of the Company’s board members was also a member of the board of Affini-T.

Note 17. Segment Information

The Company operates and manages its business as a single operating and reportable segment focused on the discovery and development of precision medicines for the benefit of patients with cancer. The Company's CODM is the chief executive officer and the CODM manages and allocates resources to the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available, including cash, cash equivalents, and marketable securities, and how to best deploy these resources based on unmet medical need, scientific data, probability of successful development, market potential, and other considerations to best support the long-term growth of its business.

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

Note 18. Subsequent events

Option grants

From January 1, 2026 through the date of the filing of this Annual Report on Form 10-K, the Company granted options to purchase an aggregate of 11,722,459 shares of its common stock to employees and board members at a weighted-average exercise price of $10.26 per share.

2026 underwritten offering

In January 2026, the Company completed the sale and issuance of 25,875,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of its common stock, at a price to the public of $10.00 per share. The aggregate net proceeds from the 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.1 million.

Worldwide license option exercise under the Joyo License Agreement

In March 2026, the Company sent Joyo notice that the Company was exercising its option to expand its territory under the Joyo License Agreement to include mainland China, Hong Kong, and Macau, and based on feedback from Joyo that it had dosed the first patient in a Phase 2 clinical trial, the Company made the corresponding $150.0 million payment (less applicable withholding amounts) to effect the territory expansion.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
4.3	Description of Securities	10-K	3/24/2022	4.3
10.1#	Erasca, Inc. 2021 Incentive Award Plan and form of stock option agreement and form of restricted stock unit agreement thereunder	S-1/A	7/12/2021	10.2
10.2#	Erasca, Inc. 2021 Employee Stock Purchase Plan	S-1/A	7/12/2021	10.3
10.3#	Erasca, Inc. Severance and Change in Control Severance Plan and Summary Plan Description	S-1/A	7/12/2021	10.4
10.4#	Employment Letter Agreement, dated August 18, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.9
10.5#	Scientific Advisory Board Agreement, dated August 15, 2020, by and between Michael D. Varney, Ph.D. and the Registrant	S-1	6/25/2021	10.10
10.6#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Jonathan E. Lim, M.D. and the Registrant	S-1/A	7/12/2021	10.13
10.7#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between David M. Chacko, M.D. and the Registrant	S-1/A	7/12/2021	10.14
10.8#	Amended and Restated Employment Letter Agreement, dated April 10, 2023, by and between Shannon R. Morris, M.D., Ph.D. and the Registrant	10-Q	8/10/2023	10.1
10.9#	Amended and Restated Employment Letter Agreement, dated July 9, 2021, by and between Ebun S. Garner and the Registrant	S-1/A	7/12/2021	10.16
10.10#	Erasca, Inc. Non-Employee Director Compensation Program	10-Q	5/13/2025	10.1
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1/A	7/12/2021	10.17
10.12†	Lease Agreement, dated September 29, 2020 by and between ARE-SD Region No. 23, LLC and the Registrant, as amended	10-Q	5/12/2022	10.2
10.13	Amended and Restated Open Market Sale Agreement, dated August 12, 2025, by and between Jefferies LLC and the Registrant	S-3	8/12/2025	1.2
10.14†	License Agreement, dated May 15, 2024, by and between Guangzhou Joyo Pharmatech Co., Ltd. and the Registrant	10-Q	8/12/2024	10.1
10.15†	License Agreement, dated May 14, 2024, by and between Medshine Discovery Inc. and the Registrant	10-Q	8/12/2024	10.2
10.16	Underwriting Agreement, dated January 21, 2026, by and among the Registrant and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein	8-K	1/22/2026	1.1

19.1	Insider Trading Compliance Policy and Procedures	10-K	3/20/2025	19.1
23.1	Consent of KPMG LLP, independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97	Erasca, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	3/27/2024	97
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: March 12, 2026	By:	/s/ Jonathan E. Lim
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan E. Lim	Chairman, Chief Executive Officer and Co-Founder	March 12, 2026
Jonathan E. Lim, M.D.	(Principal Executive Officer)

/s/ David M. Chacko	Chief Financial Officer and Chief Business Officer	March 12, 2026
David M. Chacko, M.D.	(Principal Financial and Accounting Officer)

/s/ James A. Bristol	Director	March 12, 2026
James A. Bristol, Ph.D.

/s/ Alexander W. Casdin	Director	March 12, 2026
Alexander W. Casdin

/s/ Julie Hambleton	Director	March 12, 2026
Julie Hambleton, M.D.

/s/ Valerie Harding-Start	Director	March 12, 2026
Valerie Harding-Start, Ph.D.

/s/ Pratik S. Multani	Director	March 12, 2026
Pratik S. Multani, M.D.

/s/ Jean I. Liu	Director	March 12, 2026
Jean I. Liu, J.D.

/s/ Michael D. Varney	Director and Chair of Research and Development	March 12, 2026
Michael D. Varney, Ph.D.