Form 10-Q
period 2026-03-31
Erasca, Inc.
filed 2026-05-11
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 310,984,542 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,256	$73,805
Short-term marketable securities	196,532	202,270
Prepaid expenses and other current assets	9,996	10,164
Total current assets	253,784	286,239
Long-term marketable securities	164,719	65,721
Property and equipment, net	12,612	13,303
Operating lease assets	28,265	29,030
Restricted cash	408	408
Other assets	1,446	1,453
Total assets	$461,234	$396,154
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,163	$981
Accrued expenses and other current liabilities	19,250	22,464
Operating lease liabilities	5,251	5,066
Total current liabilities	26,664	28,511
Operating lease liabilities, net of current portion	40,702	42,073
Other liabilities	340	399
Total liabilities	67,706	70,983
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at March 31, 2026 and December 31, 2025; 310,806,888 and 284,159,076 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	31	28
Additional paid-in capital	1,469,845	1,216,724
Accumulated other comprehensive (loss) income	(699)	628
Accumulated deficit	(1,075,649)	(892,209)
Total stockholders' equity	393,528	325,171
Total liabilities and stockholders' equity	$461,234	$396,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$27,265	$25,969
In-process research and development	150,000	—
General and administrative	10,646	9,661
Total operating expenses	187,911	35,630
Loss from operations	(187,911)	(35,630)
Other income (expense)
Interest income	4,449	4,740
Other income (expense), net	22	(76)
Total other income (expense), net	4,471	4,664
Net loss	$(183,440)	$(30,966)
Net loss per share, basic and diluted	$(0.60)	$(0.11)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	304,317,460	283,260,289
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	(1,327)	223
Comprehensive loss	$(184,767)	$(30,743)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	284,159,076	$28	$1,216,724	$628	$(892,209)	$325,171
Issuance of common stock in underwritten offering, net	25,875,000	3	242,703	—	—	242,706
Exercise of stock options	772,812	—	1,958	—	—	1,958
Stock-based compensation expense	—	—	8,460	—	—	8,460
Net loss	—	—	—	—	(183,440)	(183,440)
Unrealized loss on marketable securities, net	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2026	310,806,888	$31	$1,469,845	$(699)	$(1,075,649)	$393,528

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499
Exercise of stock options	47,372	—	33	—	—	33
Stock-based compensation expense	—	—	6,713	—	—	6,713
Net loss	—	—	—	—	(30,966)	(30,966)
Unrealized gain on marketable securities, net	—	—	—	223	—	223
Balance at March 31, 2025	283,265,716	$28	$1,197,475	$628	$(798,629)	$399,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(183,440)	$(30,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	822
Stock-based compensation expense	8,460	6,713
In-process research and development expenses	150,000	—
Accretion on marketable securities, net	(746)	(1,986)
Realized gain from sales of marketable securities, net	(47)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	175	459
Accounts payable	1,182	1,794
Accrued expenses and other current and long-term liabilities	(3,269)	(8,006)
Operating lease assets and liabilities, net	(421)	(385)
Net cash used in operating activities	(27,383)	(31,555)

Cash flows from investing activities:
Purchases of marketable securities	(253,170)	(10,652)
Maturities of marketable securities	58,550	45,000
Sales of marketable securities	100,826	—
In-process research and development	(150,000)	—
Purchases of property and equipment	(36)	(83)
Net cash (used in) provided by investing activities	(243,830)	34,265

Cash flows from financing activities:
Proceeds from issuance of common stock in underwritten offering	258,750	—
Issuance costs associated with underwritten offering	(16,044)	—
Proceeds from the exercise of stock options	1,958	33
Net cash provided by financing activities	244,664	33

Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,549)	2,743
Cash, cash equivalents, and restricted cash at beginning of the period	74,213	68,147
Cash, cash equivalents, and restricted cash at end of the period	$47,664	$70,890

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

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring, and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of March 31, 2026, the Company had $408.5 million in cash, cash equivalents, and marketable securities. As of March 31, 2026, the Company had an accumulated deficit of $1.1 billion. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through March 31, 2026, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and "at the market" offerings.

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of March 31, 2026 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market funds, and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company had deposited cash of $408,000 as of March 31, 2026 and December 31, 2025 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$47,256	$70,482
Restricted cash	408	408
Total cash, cash equivalents, and restricted cash	$47,664	$70,890

Marketable securities and investments

The Company classifies all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. Management determines the appropriate classification of its marketable securities at the time of purchase. Marketable securities with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as short-term marketable securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The Company regularly reviews all of its marketable securities for declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity of the unrealized loss(es), whether the Company has the intent to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If the decline in fair value is due to credit-related factors, a loss is recognized in net income; whereas, if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of March 31, 2026 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	March 31,	for identical	observable	inputs
	2026	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$32,221	$32,221	$—	$—
Commercial paper(1)	11,967	—	11,967	—
US treasury securities(2)	67,170	67,170	—	—
US government agency securities(2)	48,306	—	48,306	—
Corporate debt securities(2)	12,531	—	12,531	—
Commercial paper(2)	68,525	—	68,525	—
US treasury securities(3)	131,157	131,157	—	—
US government agency securities(3)	33,562	—	33,562	—
Total fair value of assets	$405,439	$230,548	$174,891	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. Cash equivalents consist of money market funds and commercial paper, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, and commercial paper, and long-term marketable securities consist of US treasury securities and US government agency securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, and bid and/or offers. No transfers between levels have occurred during the periods presented.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2026
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$67,084	$92	$(6)	$67,170
US government agency securities	1 or less	48,278	40	(12)	48,306
Corporate debt securities	1 or less	12,560	—	(29)	12,531
Commercial paper	1 or less	68,721	—	(196)	68,525
US treasury securities	1-2	131,637	—	(480)	131,157
US government agency securities	1-2	33,670	9	(117)	33,562
Total		$361,950	$141	$(840)	$361,251

	December 31, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$99,640	$274	$—	$99,914
US government agency securities	1 or less	74,345	218	—	74,563
Commercial paper	1 or less	27,769	24	—	27,793
US treasury securities	1-2	47,725	55	—	47,780
US government agency securities	1-2	17,884	57	—	17,941
Total		$267,363	$628	$—	$267,991

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of March 31, 2026, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2026
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$134,107	$(486)	$—	$—	$134,107	$(486)
US government agency securities	43,161	(129)	—	—	43,161	(129)
Corporate debt securities	12,531	(29)	—	—	12,531	(29)
Commercial paper	68,525	(196)	—	—	68,525	(196)
Total	$258,324	$(840)	$—	$—	$258,324	$(840)

As of March 31, 2026, there were 44 available-for-sale securities with an estimated fair value of $258.3 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2025, there were no available-for-sale securities that were in an unrealized loss position.

As of March 31, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $3.3 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$4,355	$4,429
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,542	1,510
Property and equipment	25,922	25,964
Less accumulated depreciation and amortization	(13,310)	(12,661)
Property and equipment, net	$12,612	$13,303

Depreciation and amortization expense related to property and equipment was $723,000 and $822,000 for the three months ended March 31, 2026 and 2025, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses	$12,146	$10,045
Accrued compensation	6,546	12,073
Accrued professional services	419	232
Other accruals and current liabilities	139	114
Total	$19,250	$22,464

Note 7. License agreements

Guangzhou Joyo Pharmatech Co., Ltd

In May 2024, the Company entered into an exclusive license agreement (the Joyo License Agreement) with Guangzhou Joyo Pharmatech Co., Ltd. (Joyo) under which the Company was granted an exclusive, worldwide (except mainland China, Hong Kong, and Macau), royalty-bearing license to certain patent and other intellectual property rights owned or controlled by Joyo to develop, manufacture, and commercialize certain pan-RAS inhibitors in all fields of use. Pursuant to the Joyo License Agreement, the Company had an option to expand the territory of the license to include mainland China, Hong Kong, and Macau by making a $50.0 million payment to Joyo on or prior to the first dosing of the first patient in a Phase 2 clinical trial by either the Company or Joyo, or a payment of $150.0 million after the first dosing of the first patient in a Phase 2 clinical trial by either the Company or Joyo and before filing a new drug application (or the foreign equivalent) by either the Company or Joyo. In March 2026, the Company sent Joyo notice that the Company was exercising its option to expand its territory under the Joyo License Agreement to include mainland China, Hong Kong, and Macau, and based upon feedback from Joyo that Joyo had dosed the first patient in a Phase 2 clinical trial, the Company made the corresponding $150.0 million payment (less applicable withholding amounts) to Joyo. The Company has the right to sublicense (through multiple tiers) its rights under the Joyo License Agreement, subject to certain limitations and conditions, and is required to use commercially reasonable efforts to commercialize licensed products in the United States.

Under the Joyo License Agreement, in 2024, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $51.5 million (with such amount increasing to $57.5 million following the Company's exercise of the option to expand the Company’s territory to include mainland China, Hong Kong, and Macau) and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. The Company recorded IPR&D expense of $150.0 million related to the Company's exercise of the option to expand its territory under the Joyo License Agreement during the three months ended March 31, 2026. No IPR&D expense was recorded in connection with the Joyo License Agreement during the three months ended March 31, 2025.

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

Under the Medshine License Agreement, in 2024, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. No IPR&D expense was recorded in connection with the Medshine License Agreement during the three months ended March 31, 2026 and 2025.

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

In May 2025, in connection with the Company’s expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, the Company conducted a broader pipeline review. Following this review, in order to prioritize organizational focus and resources to advance its differentiated RAS-targeting franchise, the Company decided to evaluate strategic alternatives for its naporafenib program. After evaluating the clinical progress of the Company’s RAS franchise, the Company made a decision to stop development of naporafenib. In March 2026, the Company sent a notice to Novartis to terminate the Novartis Agreement. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, the Company and Novartis have agreed that the Company shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to receive treatment for the foreseeable future. No IPR&D expense was recorded in connection with the Novartis Agreement during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, no milestones had been accrued for any license agreement as the underlying contingencies were not probable or estimable.

Note 8. Stockholders' equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2026, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Stock options issued and outstanding	58,411,166	47,461,519
Awards available for future grant	16,010,142	13,524,648
Shares available for purchase under the ESPP	3,812,732	3,812,732
Total	78,234,040	64,798,899

2026 underwritten offering

In January 2026, the Company completed the sale and issuance of 25,875,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of its common stock, at a price to the public of $10.00 per share (the January 2026 Offering). The aggregate net proceeds from the January 2026 Offering were $242.7 million, net of underwriting discounts and commissions of $15.5 million and offering costs of $519,000.

ATM offerings

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Program) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from the Company of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. No shares of the Company's common stock were sold under the ATM Program during the three months ended March 31, 2025.

In August 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in the ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of March 31, 2026, the Company had $200.0 million of shares available for sale under the ATM Program.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-employee consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of March 31, 2026, there were 16,010,142 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2025	47,461,519	$3.24	7.55	$61,659
Granted	11,722,459	10.26
Exercised	(772,812)	2.53
Canceled	—	—
Outstanding at March 31, 2026	58,411,166	$4.66	7.83	$672,786
Options exercisable at March 31, 2026	28,705,543	$4.18	6.68	$344,377

The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 and 2025 was $7.27 and $1.26, respectively. As of March 31, 2026, the unrecognized compensation cost related to unvested stock option grants was $106.4 million and is expected to be recognized as expense over approximately 2.75 years. The intrinsic value of the options exercised for the three months ended March 31, 2026 and 2025 was $4.1 million and $74,000, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.72%-3.94%	4.02%-4.43%
Expected volatility	73.54%-79.72%	79.48%-80.80%
Expected term (in years)	5.28-6.08	5.28-6.08
Expected dividend yield	--%	--%

Effective May 21, 2024, and in accordance with the terms of the 2021 Plan, the Company's board of directors approved a stock option repricing (the Option Repricing) whereby the exercise price of each Repriced Option (as defined below) was reduced to $2.35 per share, the closing stock price on May 21, 2024. For purposes of the Option Repricing, “Repriced Options” are 7,478,918 outstanding stock options as of May 21, 2024 (vested and unvested) granted under the 2021 Plan and held by those eligible employees of the Company identified by the Company's board of directors, excluding the Company’s Section 16 officers (the Chairman and Chief Executive Officer, the Chief Financial Officer and Chief Business Officer, the Chief Medical Officer, and the Chief Legal Officer) and the Company's board of directors.

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

The Company recognized stock-based compensation expense related to the ESPP of $186,000 and $214,000 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the unrecognized compensation cost related to the ESPP was $891,000 and is expected to be recognized as expense over approximately 1.24 years. As of March 31, 2026 and December 31, 2025, $464,000 and $67,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. No shares were issued and sold under the ESPP during the three months ended March 31, 2026 and 2025.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$4,170	$3,117
General and administrative	4,290	3,596
Total	$8,460	$6,713

Note 10. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032.

Lease costs were comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,799	$1,831
Variable lease cost	751	1,143
Sublease income	(710)	(713)
Total lease cost	$1,840	$2,261

The Company paid $1.5 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for each of the three months ended March 31, 2026 and 2025.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.15 years and 8.99%, respectively, at March 31, 2026. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.39 years and 8.98%, respectively, at December 31, 2025. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In December 2021, the Company entered into a lease agreement for approximately 30,000 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then-current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The renewal option has not been included in the Company's operating lease assets and liabilities. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that is beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the condensed consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the condensed consolidated balance sheets. In July 2025, $656,000 of the security deposit was returned to the Company per the terms of the lease agreement. As of March 31, 2026, $218,000 remains as a security deposit included in other assets in the condensed consolidated balance sheets.

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

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $710,000 and $713,000 related to income from these subleases during the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments and sublease receipts under operating leases as of March 31, 2026 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2026 (remaining nine months)	$6,816	$2,170
2027	9,199	2,970
2028	9,277	1,448
2029	9,572	1,237
2030	9,878	—
Thereafter	15,649	—
Total lease payments or sublease receipts	$60,391	$7,825
Less: Amount representing interest	(14,438)
Operating lease liabilities	$45,953

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding for which any such liabilities have been accrued.

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three months ended March 31, 2026 and 2025. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three months ended March 31, 2026 and 2025, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(183,440)	$(30,966)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	304,317,460	283,260,289
Net loss per share, basic and diluted	$(0.60)	$(0.11)

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

	March 31,	March 31,
	2026	2025
Options to purchase common stock	58,411,166	47,246,618
Estimated shares purchasable under the ESPP	1,341,643	558,829
Total potentially dilutive shares	59,752,809	47,805,447

Note 14. Segment information

The Company operates and manages its business as a single operating and reportable segment focused on the discovery and development of precision medicines for the benefit of patients with cancer. The Company's chief operating decision maker (CODM) is the chief executive officer and the CODM manages and allocates resources to the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available, including cash, cash equivalents, and marketable securities, and how to best deploy these resources based on unmet medical need, scientific data, probability of successful development, market potential, and other considerations to best support the long-term growth of the business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design, and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, the impact of global geopolitical and economic events and war on our business, the potential to develop future product candidates, the potential benefits of current and future licenses, acquisitions, and strategic arrangements with third parties, and our intent to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “target,” “project,” “contemplate,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

ERAS-0015 is a potential best-in-class, next-generation pan-RAS molecular glue in clinical development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition in cell-based assays versus the comparator. ERAS-0015 also has favorable absorption, distribution, metabolism, and excretion (ADME) and pharmacokinetics (PK) properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. Our initial clinical trial for ERAS-0015 is called AURORAS-1. The investigational new drug application (IND) for AURORAS-1 was cleared by the US Food and Drug Administration (FDA) in May 2025. ERAS-0015 is also being evaluated in the JYP0015M101 clinical trial in China for adult patients with advanced solid tumors harboring specific RAS mutations. The JYP0015M101 clinical trial is sponsored by Joyo. We initiated monotherapy expansion cohorts and combination dose escalation cohorts, including a pembrolizumab combination cohort, as part of the AURORAS-1 trial in the second quarter of 2026 and the first quarter of 2026, respectively, ahead of our previous guidance. We anticipate the associated data readouts in the first half of 2027.

In March 2026, we announced that we had entered into a clinical trial collaboration and supply agreement with Tango Therapeutics, Inc. (Tango) to enable the evaluation of ERAS-0015 with Tango's PRMT5 inhibitor, vopimetostat, in a Phase 1 clinical trial sponsored by Tango (the Tango CTCSA). Under the terms of the Tango CTCSA, we are providing ERAS-0015 to Tango at no cost and Tango is sponsoring and funding the clinical trial. In May 2026, we announced that we had entered into a clinical trial collaboration and supply agreement with Merck (known as MSD outside of the United States and Canada) in connection with the AURORAS-1 trial (the Merck CTCSA). Under the terms of the Merck CTCSA, we are sponsoring and funding the clinical trial and Merck is providing its anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), at no cost.

On April 27, 2026, we announced positive preliminary Phase 1 dose escalation data for ERAS-0015 from our AURORAS-1 trial and the Joyo JYP0015M101 trial.

Both our AURORAS-1 trial and Joyo’s JYP0015M101 trial include patients with RAS-mutant solid tumors, including colorectal cancer (CRC), non-small-cell lung cancer (NSCLC), and pancreatic adenocarcinoma (PDAC). The estimated incidence of the number of patients in the United States with KRAS-mutant tumors in CRC, NSCLC, and PDAC are approximately 74,000, 55,000, and 50,000 patients, respectively. The trial designs are depicted below:

ATD= Accelerated Titration Design; BOIN= Bayesian Optimal Interval; DCR=disease control rate; DLT=dose limiting toxicity; DOR=duration of response; NSCLC=non-small-cell lung cancer; ORR=objective response rate; OS=overall survival; PDAC=pancreatic adenocarcinoma; PK=pharmacokinetics; PFS=progression free survival; QD=once daily; RASi=RAS inhibitor; SOC=standard of care; TTR=time to response.

A summary of the data in the announcement is as follows:

Highlights of Phase 1 Preliminary Results

•
PK in AURORAS-1:
o
Well-behaved PK, with dose-dependent increase in PK exposure up to the maximum administered dose (MAD) of 40 mg once daily (QD) and no exposure plateau observed.
o
Pharmacologically active dose (PAD) range of 16-32 mg QD defined based on mean steady-state average exposures that exceeded target exposure threshold (based on the insensitive xenograft model).
•
Pharmacodynamics (PD) in AURORAS-1:
o
Substantial reductions in KRAS G12X circulating tumor DNA (ctDNA) were observed at the PAD doses (16-32 mg QD), with 100% of patients (14/14) showing at least 75% reduction in KRAS G12X variant allele fraction, including 5 out of 14 patients showing 100% reduction.
•
Efficacy in AURORAS-1 and JYP0015M101 trials: Robust monotherapy overall response rates (ORR) in patients with KRAS G12X NSCLC and with KRAS G12X PDAC, in each case as of the relevant data cut off (DCO)1,2:
o
NSCLC
▪
At PADs of 16-32 mg QD, 62% uORR8wk (N=37) in second line or greater (2L+) KRAS G12X NSCLC, which exceeded comparator by 24 percentage points3,4
▪
At PADs of 16-32 mg QD, 75% uORR8wk (N=16) in post-ICI/platinum (2/3L) KRAS G12X NSCLC, which exceeded comparator by 37 percentage points3,4
▪
At recommended doses for expansion (RDEs) of 24-32 mg QD, 64% uORR8wk (N=25) in 2L+ KRAS G12X NSCLC3
o
PDAC
▪
At PADs of 16-32 mg QD, 40% uORR14wk (N=20) in 2L KRAS G12X PDAC, which exceeded comparator by 11 percentage points5,6
▪
At RDEs of 24-32 mg QD, 42% uORR14wk (N=12) in 2L KRAS G12X PDAC, which exceeded comparator by 13 percentage points5,6
▪
At RDE of 32 mg QD, 50% uORR14wk (N=2) in 2L KRAS G12X PDAC, which exceeded comparator by 15 percentage points5,7
•
Multiple ongoing responses: Nearly all responding patients—including all unconfirmed responders—remain on treatment as of the DCO:
o
NSCLC
▪
23 out of 24 responding patients remain on treatment, including all responders treated at 24-32 mg QD RDEs
o
PDAC
▪
20 out of 23 responding patients remain on treatment, including all responders treated at 24-32 mg QD RDEs
•
Safety and Tolerability: Generally well-tolerated with mostly low-grade adverse events (AEs), no dose-limiting toxicities (DLTs), low rate of dose interruptions or reductions due to treatment-related adverse events (TRAEs), and no discontinuations due to TRAEs
•
Monotherapy RDE: Based on the totality of the preliminary Phase 1 dose escalation data, 24 mg and 32 mg QD were selected as the go-forward monotherapy RDEs
•
Combinability: ERAS-0015 showed promising clinical potential to combine with panitumumab (anti-EGFR monoclonal antibody)
o
No DLTs observed through the 31Mar2026 DCO (N=3) with 1 uPR in 1 efficacy-evaluable patient with metastatic CRC

1 AURORAS-1 data cutoff (DCO) 4Apr2026; JYP0015M101 DCO 27Feb2026

2 Pooled data from the Company’s Phase 1 trial (US trial, or AURORAS-1) and Joyo’s Phase 1 trial (China (CN) trial, or JYP0015M101) of ERAS-0015

3 The uORR8wk is the ORR (confirmed and unconfirmed responses) for patients who received first dose of ERAS-0015 at least 8 weeks prior to DCO (US trial) or at least one post-dose tumor assessment (CN trial)

4 Comparator as used in this report, RMC-6236. Punekar et al. Journal of Thoracic Oncology 2025; DCO 30Sep2024

5 The uORR14wk is the ORR (confirmed and unconfirmed responses) for patients who received first dose of ERAS-0015 (US, CN) at least 14 weeks prior to DCO

6 Wolpin et al. EORTC-NCI-AACR 2024; DCO 23Jul2024

7 Revolution Medicines Press Release (10Sep2025); DCO 30Jun2025

Additional AURORAS-1 Safety Data

The following table summarizes all treatment-related adverse events occurring in 10% or more of patients in the AURORAS-1 trial as of the April 4, 2026 data cutoff date:

1 One Grade 3 TRAE of pneumonitis progressed to Grade 5 after withdrawal of supportive care per patient decision. The patient was a 66 year-old male with heavily pretreated metastatic pancreatic adenocarcinoma who received 24 mg of ERAS-0015. The patient had pulmonary metastases, a history of right lung cryoablation and no history of lung radiation. The patient presented to the ER approximately a month after starting ERAS-0015 with Grade 3 pneumonitis that was treated aggressively with immediate discontinuation of ERAS-0015, high dose steroids and infliximab. The patient requested withdrawal of supportive care and ultimately died of the event.

2 Rash events are identified using following preferred term rash pustular, rash papular, rash maculo-papular, rash macular, rash, erythema and dermatitis acneiform (uncoded terms rash acneiform and rash, are also included).

The following tables summarize the baseline characteristics for the JYP0015M101 and AURORAS-1 trials in patients with PDAC and NSCLC:

1 2 and 8 mg cohorts did not enroll patients with NSCLC.

2 Safety analysis set: all patients with PDAC or NSCLC that received at least one dose of ERAS-0015.

3 2 and 4 mg cohorts did not enroll patients with NSCLC.

NA = not available

ERAS-4001 is a potential first-in-class pan-KRAS inhibitor in clinical development for the treatment of patients with KRAS-mutated solid tumors. The preclinical in vitro potency of ERAS-4001 showed good activity against KRAS G12X mutations, as well as KRAS wildtype amplifications, with no activity observed against HRAS or NRAS wildtype proteins. We believe sparing wildtype HRAS and NRAS has the potential to provide a wider therapeutic window in the clinic compared to the other pan-RAS molecular glues in development. ERAS-4001 demonstrated activity against both GDP-bound (“inactive state”) and GTP-bound (“active state”) KRAS G12D with single digit nanomolar IC50 (a measure of the drug concentration needed to achieve half-maximal inhibition) values in a biochemical RAS – RAF1 RBD (RAS Binding Domain) assay. In vivo, ERAS-4001 showed tumor regression in multiple models when administered as a monotherapy. In combination with an anti-PD-1 antibody, ERAS-4001 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-4001 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. The initial clinical trial for ERAS-4001 is called BOREALIS-1. The IND for BOREALIS-1 was cleared by the FDA in May 2025. We anticipate a Phase 1 monotherapy data readout from the BOREALIS-1 trial in the second half of 2026. In addition, we anticipate the initiation of monotherapy expansion cohorts and combination dose escalation cohorts in 2027.

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

In May 2025, in connection with our expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, we conducted a broader pipeline review. Following this review, in order to prioritize organizational focus and resources to advance our differentiated RAS-targeting franchise, we decided to evaluate strategic alternatives for our naporafenib program, which we in-licensed from Novartis Pharma AG (Novartis). After evaluating the clinical progress of our RAS franchise, we made a decision to stop development of naporafenib. In March 2026, we sent a notice to Novartis to terminate our exclusive license agreement with Novartis (as amended, the Novartis Agreement) pursuant to which we acquired exclusive rights to develop naporafenib. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, we and Novartis have agreed that we shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to receive treatment for the foreseeable future.

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

In August 2022, we entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Program) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from us of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of our common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Program during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

In August 2025, we entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in the ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of March 31, 2026, we had $200.0 million of shares available for sale under the ATM Program.

In January 2026, we completed the sale and issuance of 25,875,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of our common stock, at a price to the public of $10.00 per share (the January 2026 Offering). Our aggregate net proceeds from the January 2026 Offering were $242.7 million, net of underwriting discounts and commissions of $15.5 million and offering costs of $0.5 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of March 31, 2026, we have raised a total of $1.3 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock, and the sale and issuance of convertible preferred stock. As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $408.5 million.

We have incurred significant operating losses since inception. Our net losses were $183.4 million and $31.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.1 billion. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient to fund our operations into the second half of 2028. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2026.

Our acquisition and license agreements

We have entered into in-license and acquisition agreements pursuant to which we in-licensed or acquired certain intellectual property rights related to our product candidates and development programs.

For additional information regarding our in-license and acquisition agreements, see the section titled “Business—Our acquisition and license agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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
o
the costs of laboratory supplies and acquiring, developing, and manufacturing preclinical study materials; and
o
facilities and depreciation, which include direct and allocated expenses for rent of facilities and depreciation.

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended March 31,
	2026	2025
ERAS-0015	$13,832	$6,544
ERAS-4001	6,672	4,011
Other clinical programs(1)	4,707	10,597
Other discovery and preclinical programs	2,054	4,817
Total research and development expenses	$27,265	$25,969

(1) Other clinical programs include naporafenib.

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

The timelines and costs associated with research and development activities are uncertain, can vary significantly for each product candidate and program and are difficult to predict. We anticipate we will make determinations as to which product candidates and programs to pursue and how much funding to direct to each product candidate and program on an ongoing basis in response to preclinical and clinical results, regulatory developments, ongoing assessments as to each product candidate’s and program’s commercial potential, and our ability to enter into collaborations, licenses, or other similar agreements to the extent we determine the resources or expertise of a third-party would be beneficial for a given product candidate or program. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates and programs may be subject to future collaborations, licenses, or other agreements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$27,265	$25,969	$1,296
In-process research and development	150,000	—	150,000
General and administrative	10,646	9,661	985
Total operating expenses	187,911	35,630	152,281
Loss from operations	(187,911)	(35,630)	(152,281)
Total other income (expense), net	4,471	4,664	(193)
Net loss	$(183,440)	$(30,966)	$(152,474)

Research and development expenses

Research and development expenses were $27.3 million for the three months ended March 31, 2026 compared to $26.0 million for the three months ended March 31, 2025. The increase of $1.3 million was primarily driven by increases of $1.7 million in personnel costs, including stock-based compensation expense, and $1.0 million in expenses incurred in connection with clinical trials, preclinical studies, and discovery activities, partially offset by decreases of $1.1 million in outsourced services and consulting fees and $0.4 million in facilities-related expenses and depreciation.

In-process research and development expenses

In-process research and development expenses were $150.0 million for the three months ended March 31, 2026 compared to $0 for the three months ended March 31, 2025. In-process research and development expenses for the three months ended March 31, 2026 were related to our exercise of the option to expand our territory under the license agreement with Joyo.

General and administrative expenses

General and administrative expenses were $10.6 million for the three months ended March 31, 2026 compared to $9.7 million for the three months ended March 31, 2025. The increase of $1.0 million was primarily driven by an increase of $0.9 million in personnel costs, including stock-based compensation expense.

Other income (expense), net

Other income (expense), net was $4.5 million for the three months ended March 31, 2026 compared to $4.7 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily related to a decrease in interest earned on our cash, cash equivalents, and marketable securities during the three months ended March 31, 2026.

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

In August 2022, we entered into the Sale Agreement with the Agent, pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in an ATM Program through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from us of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. During the year ended December 31, 2024, we sold 9,231,114 shares of our common stock under the Sale Agreement at a weighted-average price of $2.37 per share. Proceeds from the ATM Program during the year ended December 31, 2024 were $21.0 million, net of commissions and expenses of $0.8 million.

In August 2025, we entered into the 2025 Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of March 31, 2026, we had $200.0 million of shares available for sale under the ATM Program.

In January 2026, we completed the sale and issuance of 25,875,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of our common stock, at a price to the public of $10.00 per share. Our aggregate net proceeds from the January 2026 Offering were $242.7 million, net of underwriting discounts and commissions of $15.5 million and offering costs of $0.5 million.

Future capital requirements

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $408.5 million. Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of discovery, preclinical studies, and clinical trials of our product candidates that we are pursuing or may choose to pursue in the future, including the costs of any third-party products used in our combination clinical trials that are not covered by such third party or other sources;
•
the costs and timing of manufacturing for our product candidates with CMOs, including commercial manufacturing, if any product candidate is approved;
•
the costs, timing, and outcome of regulatory review of our product candidates;
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

We have no other committed sources of capital. Until we can generate a sufficient amount of product revenue to finance our cash requirements, if ever, we expect to finance our future cash needs primarily through equity offerings (including through the 2025 Sale Agreement), debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, licensing, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(27,383)	$(31,555)
Investing activities	(243,830)	34,265
Financing activities	244,664	33
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(26,549)	$2,743

Operating activities

Cash used in operating activities was $27.4 million during the three months ended March 31, 2026, primarily resulting from a net loss of $183.4 million, changes in operating assets and liabilities of $2.3 million, and accretion on marketable securities of $0.7 million, partially reduced by in-process research and development expenses of $150.0 million related to our exercise of the option to expand our territory under the license agreement with Joyo which are reflected in investing activities, stock-based compensation expense of $8.5 million, and depreciation and amortization expense of $0.7 million. Net cash used from changes in operating assets and liabilities consisted primarily of a decrease in accrued expenses and other current and long-term liabilities of $3.3 million, partially offset by an increase in accounts payable of $1.2 million.

Cash used in operating activities was $31.6 million during the three months ended March 31, 2025, primarily resulting from a net loss of $31.0 million, changes in operating assets and liabilities of $6.1 million, and accretion on marketable securities of $2.0 million, partially reduced by stock-based compensation expense of $6.7 million and depreciation and amortization expense of $0.8 million. Net cash used from changes in operating assets and liabilities consisted primarily of a decrease in accrued expenses and other current and long-term liabilities of $8.0 million, partially offset by an increase in accounts payable of $1.8 million.

Investing activities

Net cash used in investing activities was $243.8 million during the three months ended March 31, 2026 as compared to net cash provided by investing activities of $34.3 million during the three months ended March 31, 2025. The increase in cash used in investing activities of $278.1 million was primarily the result of increases in purchases of marketable securities of $242.5 million and in-process research and development of $150.0 million, partially offset by increases in sales of marketable securities of $100.8 million and maturities of marketable securities of $13.6 million.

Financing activities

Net cash provided by financing activities was $244.7 million during the three months ended March 31, 2026 and less than $0.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we received $242.7 million in net proceeds for the issuance of common stock from the 2026 Offering and $2.0 million from the exercise of stock options.

Contractual obligations and commitments

As of March 31, 2026, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of March 31, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026, other than as set forth below.

Third-party claims of intellectual property infringement, misappropriation or other violations against us or our collaborators may negatively impact our business, including the prevention or delay of the development and commercialization of our product candidates.

On April 24, 2026, we received a letter from legal counsel for Revolution Medicines, Inc. (RevMed). In the letter, RevMed alleged that (1) ERAS-0015 is “substantially equivalent” to certain compositions claimed in RevMed’s U.S. Patent No. 12,409,225 (the ‘225 Patent) and that ERAS-0015 infringes the ‘225 Patent under the doctrine of equivalents; (2) a third party misappropriated RevMed’s alleged trade secrets in connection with a patent relating to ERAS-0015, and that we are allegedly liable under the trade secret laws as a licensee; and (3) we have improperly compared preclinical data of ERAS-0015 and RMC-6236 in public disclosures. RevMed demanded that, among other things, we immediately cease all making, using, offering for sale, selling, and importation of ERAS-0015 in the United States for any purpose not protected by the Hatch-Waxman safe harbor and cease making any deceptive and untrue comparative statements comparing ERAS-0015 and RMC-6236. Although we believe such claims are without merit and intend to defend our position vigorously, RevMed may seek to initiate litigation against us. Any such proceedings could result in determinations that are materially adverse to us, including findings that RevMed's patents are valid, enforceable, and infringed by us or that ERAS-0015 was derived from RevMed's trade secrets. While we believe that we have strong defenses, litigation is inherently uncertain and may involve substantial costs and diversion of management’s attention. In the event of a successful claim of infringement or derivation against us, remedies could include injunctive relief or monetary damages, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, we may be required to obtain licenses, modify our products or processes, or otherwise adjust our development or commercialization plans. We believe there are multiple potential pathways to address such outcomes, including licenses or other strategic alternatives; however, there can be no assurance as to the availability or terms of any such options. Any of these developments, if they were to occur, could have a materially adverse effect on our business, financial condition, results of operations, or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1	Underwriting Agreement, dated January 21, 2026, by and among the Registrant and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein	8-K	1/22/2026	1.1
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: May 11, 2026	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)