Form 10-Q
period 2026-06-30
Erasca, Inc.
filed 2026-08-11
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 349,762,035 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$42,542	$73,805
Short-term marketable securities	226,196	202,270
Prepaid expenses and other current assets	9,704	10,164
Total current assets	278,442	286,239
Long-term marketable securities	115,533	65,721
Property and equipment, net	11,916	13,303
Operating lease assets	27,476	29,030
Restricted cash	408	408
Other assets	1,279	1,453
Total assets	$435,054	$396,154
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,022	$981
Accrued expenses and other current liabilities	26,108	22,464
Operating lease liabilities	5,441	5,066
Total current liabilities	33,571	28,511
Operating lease liabilities, net of current portion	39,273	42,073
Other liabilities	341	399
Total liabilities	73,185	70,983
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at June 30, 2026 and December 31, 2025; 312,556,206 and 284,159,076 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	31	28
Additional paid-in capital	1,482,815	1,216,724
Accumulated other comprehensive (loss) income	(1,249)	628
Accumulated deficit	(1,119,728)	(892,209)
Total stockholders' equity	361,869	325,171
Total liabilities and stockholders' equity	$435,054	$396,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$35,900	$21,170	$63,165	$47,139
In-process research and development	—	7,500	150,000	7,500
General and administrative	11,719	9,455	22,365	19,116
Total operating expenses	47,619	38,125	235,530	73,755
Loss from operations	(47,619)	(38,125)	(235,530)	(73,755)
Other income (expense)
Interest income	3,603	4,330	8,052	9,070
Other expense, net	(63)	(81)	(41)	(157)
Total other income (expense), net	3,540	4,249	8,011	8,913
Net loss	$(44,079)	$(33,876)	$(227,519)	$(64,842)
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.74)	$(0.23)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	311,336,806	283,355,730	307,846,523	283,308,273
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	(550)	(213)	(1,877)	10
Comprehensive loss	$(44,629)	$(34,089)	$(229,396)	$(64,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	284,159,076	$28	$1,216,724	$628	$(892,209)	$325,171
Issuance of common stock in underwritten offering, net	25,875,000	3	242,703	—	—	242,706
Exercise of stock options	772,812	—	1,958	—	—	1,958
Stock-based compensation expense	—	—	8,460	—	—	8,460
Net loss	—	—	—	—	(183,440)	(183,440)
Unrealized loss on marketable securities, net	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2026	310,806,888	$31	$1,469,845	$(699)	$(1,075,649)	$393,528
Exercise of stock options	1,143,041	—	2,595	—	—	2,595
Issuance of common stock under the Employee Stock Purchase Plan	606,277	—	769	—	—	769
Stock-based compensation expense	—	—	9,606	—	—	9,606
Net loss	—	—	—	—	(44,079)	(44,079)
Unrealized loss on marketable securities, net	—	—	—	(550)	—	(550)
Balance at June 30, 2026	312,556,206	$31	$1,482,815	$(1,249)	$(1,119,728)	$361,869

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	283,218,344	$28	$1,190,729	$405	$(767,663)	$423,499
Exercise of stock options	47,372	—	33	—	—	33
Stock-based compensation expense	—	—	6,713	—	—	6,713
Net loss	—	—	—	—	(30,966)	(30,966)
Unrealized gain on marketable securities, net	—	—	—	223	—	223
Balance at March 31, 2025	283,265,716	$28	$1,197,475	$628	$(798,629)	$399,502
Exercise of stock options	63,332	—	43	—	—	43
Issuance of common stock under the Employee Stock Purchase Plan	321,091	—	404	—	—	404
Stock-based compensation expense	—	—	6,398	—	—	6,398
Net loss	—	—	—	—	(33,876)	(33,876)
Unrealized loss on marketable securities, net	—	—	—	(213)	—	(213)
Balance at June 30, 2025	283,650,139	$28	$1,204,320	$415	$(832,505)	$372,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(227,519)	$(64,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439	1,609
Stock-based compensation expense	18,066	13,111
In-process research and development expenses	150,000	7,500
Accretion on marketable securities, net	(1,274)	(3,485)
Realized gain from sales of marketable securities, net	(47)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	1,175	516
Accounts payable	970	1,195
Accrued expenses and other current and long-term liabilities	3,408	(6,628)
Operating lease assets and liabilities, net	(871)	(1,062)
Net cash used in operating activities	(54,653)	(52,086)

Cash flows from investing activities:
Purchases of marketable securities	(253,170)	(67,204)
Maturities of marketable securities	78,050	122,827
Sales of marketable securities	100,826	—
In-process research and development	(150,000)	(5,500)
Purchases of property and equipment	(44)	(113)
Net cash (used in) provided by investing activities	(224,338)	50,010

Cash flows from financing activities:
Proceeds from issuance of common stock in underwritten offering	258,750	—
Issuance costs associated with underwritten offering	(16,044)	—
Payments of deferred offering costs	(300)	—
Proceeds from the exercise of stock options	4,553	76
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	769	404
Net cash provided by financing activities	247,728	480

Net decrease in cash, cash equivalents, and restricted cash	(31,263)	(1,596)
Cash, cash equivalents, and restricted cash at beginning of the period	74,213	68,147
Cash, cash equivalents, and restricted cash at end of the period	$42,950	$66,551

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for in-process research and development	$—	$2,000
Amounts accrued for deferred offering costs	$241	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. The Company has assembled a RAS/MAPK pathway-focused pipeline comprising modality-agnostic programs aligned with its three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring, and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of June 30, 2026, the Company had $384.3 million in cash, cash equivalents, and marketable securities. As of June 30, 2026, the Company had an accumulated deficit of $1.1 billion. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through June 30, 2026, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and "at the market" offerings.

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of June 30, 2026, together with the net proceeds of $593.5 million received from the Company's underwritten offering, which closed in July 2026, will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

July 2026 underwritten offering

In July 2026, the Company completed the sale and issuance of 36,142,857 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of its common stock, at a price to the public of $17.50 per share (the July 2026 Offering). The aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and estimated offering costs of $38.9 million.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of June 30, 2026 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2026 and 2025. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

The Company had deposited cash of $408,000 as of June 30, 2026 and December 31, 2025 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$42,542	$66,143
Restricted cash	408	408
Total cash, cash equivalents, and restricted cash	$42,950	$66,551

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

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of June 30, 2026 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	June 30,	for identical	observable	inputs
	2026	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$37,457	$37,457	$—	$—
US treasury securities(2)	96,620	96,620	—	—
US government agency securities(2)	47,797	—	47,797	—
Corporate debt securities(2)	12,565	—	12,565	—
Commercial paper(2)	69,214	—	69,214	—
US treasury securities(3)	87,630	87,630	—	—
US government agency securities(3)	27,903	—	27,903	—
Total fair value of assets	$379,186	$221,707	$157,479	$—

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

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	June 30, 2026
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$96,795	$32	$(207)	$96,620
US government agency securities	1 or less	47,830	5	(38)	47,797
Corporate debt securities	1 or less	12,594	—	(29)	12,565
Commercial paper	1 or less	69,365	—	(151)	69,214
US treasury securities	1-2	88,260	—	(630)	87,630
US government agency securities	1-2	28,134	—	(231)	27,903
Total		$342,978	$37	$(1,286)	$341,729

	December 31, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$99,640	$274	$—	$99,914
US government agency securities	1 or less	74,345	218	—	74,563
Commercial paper	1 or less	27,769	24	—	27,793
US treasury securities	1-2	47,725	55	—	47,780
US government agency securities	1-2	17,884	57	—	17,941
Total		$267,363	$628	$—	$267,991

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of June 30, 2026, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	June 30, 2026
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$150,686	$(837)	$—	$—	$150,686	$(837)
US government agency securities	56,201	(269)	—	—	56,201	(269)
Corporate debt securities	12,565	(29)	—	—	12,565	(29)
Commercial paper	69,214	(151)	—	—	69,214	(151)
Total	$288,666	$(1,286)	$—	$—	$288,666	$(1,286)

As of June 30, 2026, there were 50 available-for-sale securities with an estimated fair value of $288.7 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2025, there were no available-for-sale securities that were in an unrealized loss position.

As of June 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $2.5 million as of June 30, 2026 and December 31, 2025 and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$4,355	$4,429
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,562	1,510
Property and equipment	25,942	25,964
Less accumulated depreciation and amortization	(14,026)	(12,661)
Property and equipment, net	$11,916	$13,303

Depreciation and amortization expense related to property and equipment was $716,000 and $1.4 million for the three and six months ended June 30, 2026, respectively, and $787,000 and $1.6 million for the three and six months ended June 30, 2025, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expenses	$16,733	$10,045
Accrued compensation	8,110	12,073
Accrued professional services	960	232
Accrued deferred offering costs	170	—
Other accruals and current liabilities	135	114
Total	$26,108	$22,464

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

Under the Joyo License Agreement, in 2024, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $57.5 million and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. For the three and six months ended June 30, 2026, the Company recorded IPR&D expense of $0 and $150.0 million, respectively, related to the Company's exercise of the option to expand its territory under the Joyo License Agreement. For the three and six months ended June 30, 2025, the Company recorded $7.5 million in IPR&D expense related to the achievement of milestones.

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

Under the Medshine License Agreement, in 2024, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. No IPR&D expense was recorded in connection with the Medshine License Agreement during the three and six months ended June 30, 2026 and 2025.

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

In May 2025, in connection with the Company’s expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, the Company conducted a broader pipeline review. Following this review, in order to prioritize organizational focus and resources to advance its differentiated RAS-targeting franchise, the Company decided to evaluate strategic alternatives for its naporafenib program. After evaluating the clinical progress of the Company’s RAS franchise, the Company made a decision to stop development of naporafenib. In March 2026, the Company sent a notice to Novartis to terminate the Novartis Agreement, with an effective termination date of June 3, 2026. In connection with such termination, the Company and Novartis entered into a termination agreement pursuant to which Novartis and the Company have agreed that the Company shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to receive treatment for the foreseeable future. No IPR&D expense was recorded in connection with the Novartis Agreement during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, no milestones had been accrued for any license agreement as the underlying contingencies were not probable or estimable.

Note 8. Stockholders' equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2026, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Stock options issued and outstanding	57,641,453	47,461,519
Awards available for future grant	15,636,814	13,524,648
Shares available for purchase under the ESPP	3,206,455	3,812,732
Total	76,484,722	64,798,899

January 2026 underwritten offering

In January 2026, the Company completed the sale and issuance of 25,875,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of its common stock, at a price to the public of $10.00 per share (the January 2026 Offering). The aggregate net proceeds from the January 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.0 million.

ATM offerings

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Program) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from the Company of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. No shares of the Company's common stock were sold under the ATM Program during the three and six months ended June 30, 2025.

In August 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in the ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. No shares of the Company's common stock were sold under the ATM Program during the three and six months ended June 30, 2026. As of June 30, 2026, the Company had $200.0 million of shares available for sale under the ATM Program.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-employee consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of June 30, 2026, there were 15,636,814 stock-based awards available for future grant under the 2021 Plan.

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

Stock options

A summary of the Company’s stock option activity under the 2021 Plan and 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2025	47,461,519	$3.24	7.55	$61,659
Granted	12,095,787	10.39
Exercised	(1,915,853)	2.38
Canceled	—	—
Outstanding at June 30, 2026	57,641,453	$4.29	7.61	$808,594
Options exercisable at June 30, 2026	31,270,789	$3.35	6.66	$468,155

The weighted-average grant date fair value of options granted for the three and six months ended June 30, 2026 was $10.09 and $7.36, respectively, and for the three and six months ended June 30, 2025 was $1.02 and $1.25, respectively. As of June 30, 2026, the unrecognized compensation cost related to unvested stock option grants was $100.8 million and is expected to be recognized as expense over approximately 2.63 years. The intrinsic value of the options exercised for the three and six months ended June 30, 2026 was $13.1 million and $17.3 million, respectively. The intrinsic value of the options exercised for the three and six months ended June 30, 2025 was $58,000 and $132,000, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.06%-4.25%	3.96%-4.04%	3.72%-4.25%	3.96%-4.43%
Expected volatility	77.93%-81.79%	80.33%-82.36%	73.54%-81.79%	79.48%-82.36%
Expected term (in years)	5.50-6.06	5.50-6.02	5.28-6.08	5.28-6.08
Expected dividend yield	--%	--%	--%	--%

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

To the extent a Repriced Option was exercised prior to the Premium End Date (as defined below), the eligible employee was required to pay the original exercise price per share of the Repriced Options in connection with any exercise of the Repriced Option. The “Premium End Date” means the earliest of (i) May 21, 2026; (ii) the date of a change in control of the Company; (iii) the date of the eligible employee’s death or disability; or (iv) the date of the eligible employee’s termination without cause, provided that such termination without cause occurs after May 21, 2025. Except for the reduction in the exercise prices of the Repriced Options as described above, the Repriced Options retained their existing terms and conditions as set forth in the 2021 Plan and the applicable award agreements. All repriced options retained their original vesting schedule.

The Option Repricing resulted in $1.1 million of incremental cost, which was calculated using the Black-Scholes option pricing model, of which $559,000 of the incremental cost was recognized on a straight-line basis through the Premium End Date, and $558,000 of the incremental cost will be recognized on a straight-line basis over the greater of the period through the Premium End Date or the remaining service period. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognized stock-based compensation expense related to the ESPP of $278,000 and $464,000 during the three and six months ended June 30, 2026, respectively, and $247,000 and $461,000 during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the unrecognized compensation cost related to the ESPP was $905,000 and is expected to be recognized as expense over approximately 1.02 years. As of June 30, 2026 and December 31, 2025, $121,000 and $67,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company issued and sold 606,277 shares under the ESPP during the three and six months ended June 30, 2026 and 321,091 shares under the ESPP during the three and six months ended June 30, 2025.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	3.81%-4.05%	3.97%-4.32%	3.81%-4.05%	3.97%-4.32%
Expected volatility	97.28%-136.99%	76.13%-92.99%	97.28%-136.99%	76.13%-92.99%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected dividend yield	--%	--%	--%	--%

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,891	$2,938	$9,061	$6,056
General and administrative	4,715	3,460	9,005	7,055
Total	$9,606	$6,398	$18,066	$13,111

Note 10. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032.

Lease costs were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,795	$1,815	$3,594	$3,646
Variable lease cost	1,067	1,026	1,818	2,169
Sublease income	(710)	(715)	(1,420)	(1,428)
Total lease cost	$2,152	$2,126	$3,992	$4,387

The Company paid $3.0 million and $3.3 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 5.91 years and 8.99%, respectively, at June 30, 2026. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.39 years and 8.98%, respectively, at December 31, 2025. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Facility leases

In September 2020, the Company entered into a lease agreement for approximately 60,000 square feet of laboratory and office space in San Diego, California, which represented a portion of a new facility that was under construction and which was subsequently amended in March 2021 to expand the rented premises by approximately 18,000 square feet (the 2020 Lease). The construction and design of the asset was the primary responsibility of the lessor. The Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that are beneficial to the Company to better suit its business needs and intended purpose of the space. The lease is accounted for as an operating lease and commenced in August 2021. In April 2022, the 2020 Lease was modified to amend the rent commencement date from February 2022 to May 2022. The 2020 Lease, as amended, has a term of 10.75 years and includes aggregate monthly payments to the lessor of approximately $51.6 million beginning in May 2023 with a rent escalation clause, and a tenant improvement allowance of approximately $16.8 million. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The 2020 Lease is cancellable at the Company’s request after the 84th month with 12 months written notice and a lump-sum cancellation payment of $2.5 million. The termination option has not been included in the Company's operating lease assets and liabilities. As discussed in Note 2, the Company provided a letter of credit to the lessor for $408,000, which expires July 29, 2032.

In December 2021, the Company entered into a lease agreement for approximately 30,000 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then-current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The renewal option has not been included in the Company's operating lease assets and liabilities. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that are beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the condensed consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the condensed consolidated balance sheets. In July 2025, $656,000 of the security deposit was returned to the Company per the terms of the lease agreement. As of June 30, 2026, $218,000 remains as a security deposit included in other assets in the condensed consolidated balance sheets.

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

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $710,000 and $1.4 million related to income from these subleases during the three and six months ended June 30, 2026, respectively, and $715,000 and $1.4 million during the three and six months ended June 30, 2025, respectively.

Future minimum lease payments and sublease receipts under operating leases as of June 30, 2026 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2026 (remaining six months)	$4,570	$1,456
2027	9,199	2,970
2028	9,277	1,448
2029	9,572	1,237
2030	9,878	—
Thereafter	15,649	—
Total lease payments or sublease receipts	$58,145	$7,111
Less: Amount representing interest	(13,431)
Operating lease liabilities	$44,714

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of June 30, 2026. The Company records legal expenses associated with such contingencies as incurred. On June 10, 2026, a purported securities class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of California. The complaint alleges violations of the federal securities laws and seeks damages, costs, and other unspecified relief. No lead plaintiff has been appointed, and no class has been certified. The Company believes the claims are without merit and intends to defend the matter vigorously.

The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. If the Company is unable to prevail in any such legal proceedings, its business, results of operations, liquidity, and financial condition could be adversely affected.

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and six months ended June 30, 2026 and 2025. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and six months ended June 30, 2026 and 2025, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(44,079)	$(33,876)	$(227,519)	$(64,842)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	311,336,806	283,355,730	307,846,523	283,308,273
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.74)	$(0.23)

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

	June 30,	June 30,
	2026	2025
Options to purchase common stock	57,641,453	47,790,988
Estimated shares purchasable under the ESPP	854,763	1,521,200
Total potentially dilutive shares	58,496,216	49,312,188

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

Note 15. Subsequent event

July 2026 underwritten offering

In July 2026, the Company completed the sale and issuance of 36,142,857 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of its common stock, at a price to the public of $17.50 per share. The aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and estimated offering costs of $38.9 million.

2026 Employment Inducement Incentive Award Plan

Effective August 10, 2026, the Board approved the adoption of the Company’s 2026 Employment Inducement Incentive Award Plan (the Inducement Plan) and reserved 6,200,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 (the Inducement Award Rules). The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares, and performance stock units, and its terms are substantially similar to the 2021 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception.

In accordance with the Inducement Award Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or being rehired following a bona fide period of interruption of employment by the Company, or, to the extent permitted by the Inducement Award Rules, in connection with a merger or acquisition.

Effective August 10, 2026, Charles S. Fuchs, M.D., M.P.H., was appointed President, Research & Development of the Company. In connection with his employment, the Company granted a stock option award to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $18.12 per share. 1,278,520 of the stock options were granted under the Inducement Plan and the remaining options were granted under the 2021 Plan.

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

ERAS-0015, our pan-RAS Molecular Glue

ERAS-0015 is a potential best-in-class, next-generation pan-RAS molecular glue in clinical development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition in cell-based assays versus the comparator. ERAS-0015 also has favorable absorption, distribution, metabolism, and excretion (ADME) and pharmacokinetics (PK) properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. Our initial clinical trial for ERAS-0015 is called AURORAS-1. The investigational new drug application (IND) for AURORAS-1 was cleared by the US Food and Drug Administration (FDA) in May 2025. ERAS-0015 is also being evaluated in the JYP0015M101 clinical trial in China for adult patients with advanced solid tumors harboring specific RAS mutations. The JYP0015M101 clinical trial is sponsored by Joyo. We initiated monotherapy expansion cohorts and combination dose escalation cohorts, including a panitumumab combination cohort, as part of the AURORAS-1 trial in the second quarter of 2026 and the first quarter of 2026, respectively, ahead of our previous guidance. We anticipate the associated data readouts in the first half of 2027. In addition, we initiated a combination dose escalation cohort with pembrolizumab in the first quarter of 2026.

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

The following tables summarize the baseline characteristics for the JYP0015M101 and AURORAS-1 trials in patients with PDAC and NSCLC:

1 2 and 8 mg cohorts did not enroll patients with NSCLC

2 Safety analysis set: all patients with PDAC or NSCLC that received at least one dose of ERAS-0015

3 2 and 4 mg cohorts did not enroll patients with NSCLC

NA = not available

On July 13, 2026, we announced updated preliminary Phase 1 data for ERAS-0015 in patients with RAS-mutant solid tumors from our ongoing AURORAS-1 Phase 1 trial in the United States that builds on our April 2026 announcement, with additional patients and longer follow-up.

Additional Results from AURORAS-1 Trial

•
Encouraging Monotherapy Responses Observed in 2L+ KRAS G12X PDAC1

o
57% uORR8wk (N=7) at RDE of 32 mg QD2
o
Across doses, all patients with either confirmed or unconfirmed responses remained on treatment
o
At RDE of 32 mg QD, 6 of 7 enrolled patients remained on treatment; at RDE of 24 mg QD, 6 of 8 enrolled patients remained on treatment

•
With Additional Patients and Longer Follow-up, Monotherapy Safety Data Remained Consistent with Prior Disclosure and ERAS-0015 Continued to be Generally Well-Tolerated1

o
Frequency and severity of TRAEs remained consistent with our April 2026 announcement
o
Mostly low-grade TRAEs, no DLTs, low rate of dose interruptions or reductions due to TRAEs, and no discontinuations due to TRAEs
o
Median relative dose intensity was 100% at both 24 mg QD and 32 mg QD

•
Promising Combination Potential with Panitumumab in Metastatic Colorectal Cancer, including Clearance of First Dose Escalation Cohort3

o
No DLTs were observed for the combination in the 16 mg cohort during dose escalation in four DLT-evaluable patients
o
Backfill enrollment is ongoing in the 16 mg combination cohort
o
Dose escalation is ongoing with continued enrollment in the 24 mg combination cohort

1 Data cutoff (DCO) May 25, 2026

2 The uORR8wk is the overall response rate (ORR) (confirmed and unconfirmed responses) for patients who received first dose of ERAS-0015 at least 8 weeks prior to the May 25, 2026 cutoff date

3 DCO July 6, 2026

Additional AURORAS-1 Safety Data

The following tables summarize all treatment-related adverse events occurring in 10% or more of patients in the AURORAS-1 trial and the relative dose intensity (RDI) as of the May 25, 2026 DCO date.

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

1 Rash events are identified using following preferred term rash pustular, rash papular, rash maculo-papular, rash macular, rash, erythema and dermatitis acneiform (uncoded terms rash acneiform and rash, are also included).

1 Data were unavailable for subset of patients who were therefore not included in the RDI calculation.

ERAS-4001, our pan-KRAS Inhibitor

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

ERAS-12, our EGFR D2/D3 biparatopic antibody program

Our next program is ERAS-12, our investigational EGFR D2/D3 biparatopic antibody (bpAb). ERAS-12 is a potential best-in-class biologic, for which we have identified a lead candidate, that is designed to inhibit EGFR through multiple proposed mechanisms of action. In tumors where EGFR signaling is thought to be a primary driver of tumor growth, an antibody-based approach has been shown to be an effective way to target the receptor. However, all approved anti-EGFR antibodies target domain III (D3) only, which is the main site for ligand binding, and no approved antibodies target domain II (D2), which is responsible for dimerization of EGFR upon ligand binding. Binding of D2 prevents both EGFR homodimerization as well as heterodimerization. We believe the combined binding of D2 and D3 could result in differentiated and improved inhibition of downstream EGFR signaling. ERAS-12 also aims to exploit the innate immune system to induce tumor cell apoptosis. The Fragment crystallizable (Fc) region of IgG1 antibodies contain binding spots for both immune effector cells (e.g., NK cells) and the classical complement component C1q. By combining novel cell signal inhibition with enhancements to the Fc, we aim to create a potent multi-modal BIC anti-EGFR biologic which we believe could function as a targeted therapy with immunomodulatory activity. In order to focus our resources on our RAS programs, we have made a strategic decision that future development of this program would be best advanced through a strategic partnership. Accordingly, we are no longer committing internal resources to the development of this program, and we intend to seek a partner to continue its development.

Anticipated Corporate Milestones

ERAS-0015

•
Phase 1 monotherapy expansion data expected in the first half of 2027
•
Phase 1 combination dose escalation data, including panitumumab combination, expected in the first half of 2027
•
Potentially registration-enabling trial in 2L+ NSCLC expected to initiate in the first half of 2027
•
Phase 3 pivotal trial in first-line (1L) PDAC expected to initiate in 2027
•
Phase 3 pivotal trial in RASm NSCLC expected to initiate in the second half of 2027 to the first half of 2028

ERAS-4001

•
Preliminary safety, tolerability, PK, and initial efficacy Phase 1 monotherapy data expected in the second half of 2026
•
Initiation of monotherapy expansion cohorts and combination dose escalation cohorts planned for 2027

In May 2025, in connection with our expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, we conducted a broader pipeline review. Following this review, in order to prioritize organizational focus and resources to advance our differentiated RAS-targeting franchise, we decided to evaluate strategic alternatives for our naporafenib program, which we in-licensed from Novartis Pharma AG (Novartis). After evaluating the clinical progress of our RAS franchise, we made a decision to stop development of naporafenib. In March 2026, we sent a notice to Novartis to terminate our exclusive license agreement with Novartis (as amended, the Novartis Agreement) pursuant to which we acquired exclusive rights to develop naporafenib. The effective date of the termination of the Novartis Agreement is June 3, 2026. In connection with such termination, we and Novartis have entered into a termination agreement, pursuant to which Novartis and we have agreed that we shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to receive treatment for the foreseeable future.

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

In August 2025, we entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in the ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of June 30, 2026, we had $200.0 million of shares available for sale under the ATM Program.

In January 2026, we completed the sale and issuance of 25,875,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of our common stock, at a price to the public of $10.00 per share (the January 2026 Offering). Our aggregate net proceeds from the January 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.0 million.

In July 2026, we completed the sale and issuance of 36,142,857 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of our common stock, at a price to the public of $17.50 per share (the July 2026 Offering). Our aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and estimated offering costs of $38.9 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of June 30, 2026, we have raised a total of $1.3 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock, and the sale and issuance of convertible preferred stock. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $384.3 million. In July 2026, we completed our July 2026 Offering with aggregate net proceeds of $593.5 million, net of underwriting discounts and commissions and estimated offering costs.

We have incurred significant operating losses since inception. Our net losses were $44.1 million and $33.9 million for the three months ended June 30, 2026 and 2025, respectively, and $227.5 million and $64.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.1 billion. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2026, together with the net proceeds of $593.5 million received from the July 2026 Offering, will be sufficient to achieve the anticipated corporate milestones set forth in this quarterly report, including reporting data from the ongoing Phase 1 clinical trial of ERAS-0015; initiating potentially registration-enabling clinical trials of ERAS-0015 in 2L+ NSCLC, 1L PDAC and RASm NSCLC; reporting data from the ongoing Phase 1 clinical trial of ERAS-4001 as monotherapy; and initiating monotherapy expansion cohorts and combination dose escalation cohorts of ERAS-4001. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three and six months ended June 30, 2026.

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

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ERAS-0015	$26,077	$5,283	$39,909	$11,827
ERAS-4001	6,557	4,013	13,229	8,024
Other clinical programs(1)	1,872	8,085	6,579	18,682
Other discovery and preclinical programs	1,394	3,789	3,448	8,606
Total research and development expenses	$35,900	$21,170	$63,165	$47,139

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$35,900	$21,170	$14,730
In-process research and development	—	7,500	(7,500)
General and administrative	11,719	9,455	2,264
Total operating expenses	47,619	38,125	9,494
Loss from operations	(47,619)	(38,125)	(9,494)
Total other income (expense), net	3,540	4,249	(709)
Net loss	$(44,079)	$(33,876)	$(10,203)

Research and development expenses

Research and development expenses were $35.9 million for the three months ended June 30, 2026 compared to $21.2 million for the three months ended June 30, 2025. The increase of $14.7 million was primarily driven by increases of $8.2 million in expenses incurred in connection with clinical trials, preclinical studies, and discovery activities, $3.7 million in outsourced services and consulting fees, and $2.8 million in personnel costs, including stock-based compensation expense.

In-process research and development expenses

In-process research and development expenses were $0 for the three months ended June 30, 2026 compared to $7.5 million for the three months ended June 30, 2025. In-process research and development expenses for the three months ended June 30, 2025 were related to the achievement of milestones in connection with our license agreement with Joyo.

General and administrative expenses

General and administrative expenses were $11.7 million for the three months ended June 30, 2026 compared to $9.5 million for the three months ended June 30, 2025. The increase of $2.3 million was primarily driven by increases of $1.5 million in personnel costs, including stock-based compensation expense, and $0.7 million in legal costs.

Other income (expense), net

Other income (expense), net was $3.5 million for the three months ended June 30, 2026 compared to $4.2 million for the three months ended June 30, 2025. The decrease of $0.7 million was primarily related to a decrease in interest earned on our cash, cash equivalents, and marketable securities during the three months ended June 30, 2026.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$63,165	$47,139	$16,026
In-process research and development	150,000	7,500	142,500
General and administrative	22,365	19,116	3,249
Total operating expenses	235,530	73,755	161,775
Loss from operations	(235,530)	(73,755)	(161,775)
Total other income (expense), net	8,011	8,913	(902)
Net loss	$(227,519)	$(64,842)	$(162,677)

Research and development expenses

Research and development expenses were $63.2 million for the six months ended June 30, 2026 compared to $47.1 million for the six months ended June 30, 2025. The increase of $16.0 million was primarily driven by increases of $9.2 million in expenses incurred in connection with clinical trials, preclinical studies, and discovery activities, $4.5 million in personnel costs, including stock-based compensation expense, and $2.6 million in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $150.0 million for the six months ended June 30, 2026 compared to $7.5 million for the six months ended June 30, 2025. In-process research and development expenses for the six months ended June 30, 2026 related to our exercise of the option to expand our territory under the license agreement with Joyo. In-process research and development expenses for the six months ended June 30, 2025 were related to the achievement of milestones in connection with our license agreement with Joyo.

General and administrative expenses

General and administrative expenses were $22.4 million for the six months ended June 30, 2026 compared to $19.1 million for the six months ended June 30, 2025. The increase of $3.2 million was primarily driven by increases of $2.4 million in personnel costs, including stock-based compensation expense, and $0.8 million in legal fees.

Other income (expense), net

Other income (expense), net was $8.0 million for the six months ended June 30, 2026 compared to $8.9 million for the six months ended June 30, 2025. The decrease of $0.9 million was primarily related to a decrease in interest earned on our cash, cash equivalents, and marketable securities during the six months ended June 30, 2026.

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

In August 2025, we entered into the 2025 Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of June 30, 2026, we had $200.0 million of shares available for sale under the ATM Program.

In January 2026, we completed the sale and issuance of 25,875,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 3,375,000 shares of our common stock, at a price to the public of $10.00 per share. Our aggregate net proceeds from the January 2026 Offering were $242.7 million, net of underwriting discounts and commissions and offering costs of $16.0 million.

In July 2026, we completed the sale and issuance of 36,142,857 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of our common stock, at a price to the public of $17.50 per share. Our aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and estimated offering costs of $38.9 million.

Future capital requirements

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $384.3 million. Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities, together with the net proceeds of $593.5 million received from the July 2026 Offering, will be sufficient to fund our operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(54,653)	$(52,086)
Investing activities	(224,338)	50,010
Financing activities	247,728	480
Net decrease in cash, cash equivalents, and restricted cash	$(31,263)	$(1,596)

Operating activities

Cash used in operating activities was $54.7 million during the six months ended June 30, 2026, primarily resulting from a net loss of $227.5 million and accretion on marketable securities of $1.3 million, partially reduced by in-process research and development expenses of $150.0 million related to our exercise of the option to expand our territory under the license agreement with Joyo, which are reflected in investing activities, stock-based compensation expense of $18.1 million, changes in operating assets and liabilities of $4.7 million, and depreciation and amortization expense of $1.4 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accounts payable, accrued expenses, and other current and long-term liabilities of $4.4 million and a decrease in prepaid expenses and other current and long-term assets of $1.2 million, partially offset by a decrease in operating assets and liabilities, net of $0.9 million.

Cash used in operating activities was $52.1 million during the six months ended June 30, 2025, primarily resulting from a net loss of $64.8 million, changes in operating assets and liabilities of $6.0 million, and accretion on marketable securities of $3.5 million, partially reduced by stock-based compensation expense of $13.1 million, in-process research and development expenses of $7.5 million, which are reflected in noncash and investing activities, and depreciation and amortization expense of $1.6 million. Net cash used from changes in operating assets and liabilities consisted primarily of decreases in accrued expenses and other current and long-term liabilities of $6.6 million and operating lease assets and liabilities, net of $1.1 million, partially offset by an increase in accounts payable of $1.2 million and a decrease in prepaid expenses and other current and long-term assets of $0.5 million.

Investing activities

Net cash used in investing activities was $224.3 million during the six months ended June 30, 2026 as compared to net cash provided by investing activities of $50.0 million during the six months ended June 30, 2025. The increase in cash used in investing activities of $274.3 million was primarily the result of increases in purchases of marketable securities of $186.0 million and in-process research and development of $144.5 million, and a decrease in maturities of marketable securities of $44.8 million, partially offset by an increase in sales of marketable securities of $100.8 million.

Financing activities

Net cash provided by financing activities was $247.7 million during the six months ended June 30, 2026 as compared to $0.5 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, we received $242.7 million in net proceeds for the issuance of common stock from the January 2026 Offering, $4.6 million from the exercise of stock options, and $0.8 million from the issuance of common stock under our ESPP. During the six months ended June 30, 2025, we received $0.4 million from the issuance of common stock under our ESPP and $0.1 million from the exercise of stock options.

Contractual obligations and commitments

As of June 30, 2026, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of June 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 10, 2026, a purported securities class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of California. The complaint alleges violations of the federal securities laws and seeks damages, costs, and other unspecified relief. No lead plaintiff has been appointed, and no class has been certified. We believe the claims are without merit and intend to defend the matter vigorously.

In August 2026, a putative stockholder derivative complaint was filed in the United States District Court for the Southern District of California, captioned ES Trust v. Lim, et al., Case No. 3:26-cv-04517-WQH-JAC. The complaint named us as a nominal defendant and our current directors and Chief Financial Officer and Chief Business Officer as defendants. The complaint includes allegations of breaches of fiduciary duty and violations of Section 14(a) of the Exchange Act in connection with our oversight of, and public disclosures concerning ERAS-0015. The lawsuit seeks unspecified damages, costs, and other unspecified relief. The matter is at an early stage, and we are unable to predict the outcome of this proceeding or estimate a possible loss or range of loss, if any, at this time. We and the individual defendants dispute the allegations in the derivative action and intend to vigorously defend against the matter.

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

We are subject to securities class action litigation and a stockholder derivative complaint, and may become subject to additional litigation, which could result in substantial costs and divert management's attention.

On June 10, 2026, a purported securities class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of California. The complaint alleges violations of the federal securities laws and seeks damages, costs, and other unspecified relief. In August 2026, a purported stockholder derivative complaint was filed against us, our board of directors, and certain of our officers in the United States District Court for the Southern District of California. The complaint includes allegations of breaches of fiduciary duty and violations of federal securities laws and seeks damages, costs, and other unspecified relief. We believe the claims raised in both complaints are without merit and intend to defend each of the matters vigorously. However, litigation is inherently uncertain, and we cannot predict the outcome of either of these matters or any future litigation. Securities litigation and other legal proceedings can be expensive, time-consuming, and disruptive to normal business operations. Regardless of the outcome, such proceedings may result in substantial legal fees and other costs, divert management's attention from our business and operations, harm our reputation, affect our ability to attract and retain employees, and adversely impact our relationships with business partners, clinical investigators, patients, and investors. In addition, unfavorable outcomes could result in substantial monetary damages, judgments, settlements, fines, penalties, or other remedies that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We may also be subject to additional lawsuits, derivative actions, regulatory inquiries, or investigations relating to the same or similar subject matter. Any such proceedings could increase our costs and expose us to additional risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1	Underwriting Agreement, dated July 13, 2026, by and among the Registrant and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein	8-K	7/14/2026	1.1
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: August 11, 2026	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)