Form 10-Q
period 2026-09-30
Erasca, Inc.
filed 2026-11-12
CIK 1761918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 350,956,416 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Erasca, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and par value amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$118,959	$73,805
Short-term marketable securities	524,737	202,270
Prepaid expenses and other current assets	11,497	10,164
Total current assets	655,193	286,239
Long-term marketable securities	304,124	65,721
Property and equipment, net	11,326	13,303
Operating lease assets	26,664	29,030
Restricted cash	408	408
Other assets	1,221	1,453
Total assets	$998,936	$396,154
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,827	$981
Accrued expenses and other current liabilities	34,572	22,464
Operating lease liabilities	5,594	5,066
Total current liabilities	43,993	28,511
Operating lease liabilities, net of current portion	37,813	42,073
Other liabilities	392	399
Total liabilities	82,198	70,983
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 80,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized at September 30, 2026 and December 31, 2025; 350,239,401 and 284,159,076 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	35	28
Additional paid-in capital	2,091,947	1,216,724
Accumulated other comprehensive (loss) income	(4,185)	628
Accumulated deficit	(1,171,059)	(892,209)
Total stockholders' equity	916,738	325,171
Total liabilities and stockholders' equity	$998,936	$396,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$47,195	$22,474	$110,360	$69,613
In-process research and development	—	2,000	150,000	9,500
General and administrative	12,326	10,072	34,691	29,188
Total operating expenses	59,521	34,546	295,051	108,301
Loss from operations	(59,521)	(34,546)	(295,051)	(108,301)
Other income (expense)
Interest income	8,264	3,971	16,316	13,041
Other expense, net	(74)	(37)	(115)	(194)
Total other income (expense), net	8,190	3,934	16,201	12,847
Net loss	$(51,331)	$(30,612)	$(278,850)	$(95,454)
Net loss per share, basic and diluted	$(0.15)	$(0.11)	$(0.87)	$(0.34)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	344,241,816	283,681,570	320,111,548	283,434,073
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net	(2,936)	234	(4,813)	244
Comprehensive loss	$(54,267)	$(30,378)	$(283,663)	$(95,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	284,159,076	$28	$1,216,724	$628	$(892,209)	$325,171
Issuance of common stock in underwritten offering, net	25,875,000	3	242,703	—	—	242,706
Exercise of stock options	772,812	—	1,958	—	—	1,958
Stock-based compensation expense	—	—	8,460	—	—	8,460
Net loss	—	—	—	—	(183,440)	(183,440)
Unrealized loss on marketable securities, net	—	—	—	(1,327)	—	(1,327)
Balance at March 31, 2026	310,806,888	$31	$1,469,845	$(699)	$(1,075,649)	$393,528
Exercise of stock options	1,143,041	—	2,595	—	—	2,595
Issuance of common stock under the Employee Stock Purchase Plan	606,277	—	769	—	—	769
Stock-based compensation expense	—	—	9,606	—	—	9,606
Net loss	—	—	—	—	(44,079)	(44,079)
Unrealized loss on marketable securities, net	—	—	—	(550)	—	(550)
Balance at June 30, 2026	312,556,206	$31	$1,482,815	$(1,249)	$(1,119,728)	$361,869
Issuance of common stock in underwritten offering, net	36,142,857	4	593,545	—	—	593,549
Exercise of stock options	1,540,338	—	3,654	—	—	3,654
Stock-based compensation expense	—	—	11,933	—	—	11,933
Net loss	—	—	—	—	(51,331)	(51,331)
Unrealized loss on marketable securities, net	—	—	—	(2,936)	—	(2,936)
Balance at September 30, 2026	350,239,401	$35	$2,091,947	$(4,185)	$(1,171,059)	$916,738

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

Erasca, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(278,850)	$(95,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,151	2,364
Stock-based compensation expense	29,999	19,076
In-process research and development expenses	150,000	9,500
Accretion on marketable securities, net	(3,071)	(4,507)
Realized gain from sales of marketable securities, net	(47)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(1,101)	(387)
Accounts payable	2,846	2,561
Accrued expenses and other current and long-term liabilities	12,042	(5,438)
Operating lease assets and liabilities, net	(1,366)	(1,459)
Net cash used in operating activities	(87,397)	(73,744)

Cash flows from investing activities:
Purchases of marketable securities	(778,033)	(108,744)
Maturities of marketable securities	114,650	194,077
Sales of marketable securities	100,826	—
In-process research and development	(150,000)	(9,500)
Purchases of property and equipment	(123)	(119)
Net cash (used in) provided by investing activities	(712,680)	75,714

Cash flows from financing activities:
Proceeds from issuance of common stock in underwritten offerings	891,250	—
Issuance costs associated with underwritten offerings	(54,995)	—
Proceeds from the exercise of stock options	8,207	117
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	769	404
Net cash provided by financing activities	845,231	521

Net increase in cash, cash equivalents, and restricted cash	45,154	2,491
Cash, cash equivalents, and restricted cash at beginning of the period	74,213	68,147
Cash, cash equivalents, and restricted cash at end of the period	$119,367	$70,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Erasca, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and basis of presentation

Organization and nature of operations

Erasca, Inc. (Erasca or the Company) is a clinical-stage precision oncology company singularly focused on discovering, developing, and commercializing therapies for patients with RAS/MAPK pathway-driven cancers. The Company has assembled a RAS/MAPK pathway-focused pipeline comprising modality-agnostic programs aligned with its three therapeutic strategies of: (1) targeting key upstream and downstream signaling nodes in the RAS/MAPK pathway; (2) targeting RAS directly; and (3) targeting escape routes that emerge in response to treatment. The Company was incorporated under the laws of the State of Delaware on July 2, 2018, as Erasca, Inc., and is headquartered in San Diego, California. In September 2020, the Company established a wholly-owned Australian subsidiary, Erasca Australia Pty Ltd (Erasca Australia), in order to conduct clinical activities in Australia for its development candidates. In November 2020, the Company entered into an agreement and plan of merger with Asana BioSciences, LLC (Asana) and ASN Product Development, Inc. (ASN) (the Asana Merger Agreement), pursuant to which ASN became the Company's wholly-owned subsidiary. In September 2026, the Company dissolved ASN. In March 2021, the Company established a wholly-owned subsidiary, Erasca Ventures, LLC (Erasca Ventures), to make investments in early-stage biotechnology companies that are aligned with the Company’s mission and strategy.

Since inception, the Company has devoted substantially all of its efforts and resources to organizing and staffing the Company, business planning, raising capital, identifying, acquiring, and in-licensing the Company’s product candidates, establishing its intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of its product candidates and related raw materials, and providing general and administrative support for these operations. As of September 30, 2026, the Company had $947.8 million in cash, cash equivalents, and marketable securities. As of September 30, 2026, the Company had an accumulated deficit of $1.2 billion. The Company has incurred significant operating losses and negative cash flows from operations. From its inception through September 30, 2026, the Company’s financial support has primarily been provided from the sale of its convertible preferred stock and the sale of its common stock in its initial public offering (IPO), underwritten offerings, a private placement of common stock, and "at the market" offerings.

The Company expects to use its cash, cash equivalents, and marketable securities to fund research and development, working capital, and other general corporate purposes. The Company does not expect to generate any revenues from product sales unless and until the Company successfully completes development and obtains regulatory approval for any of its product candidates, which will not be for at least the next several years, if ever. Accordingly, until such time as the Company can generate significant revenue from sales of its product candidates, if ever, the Company expects to finance its cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, or other similar arrangements. However, the Company may not be able to secure additional financing or enter into such other arrangements in a timely manner or on favorable terms, if at all. The Company’s failure to raise capital or enter into such other arrangements when needed would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate its research and development programs or other operations, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market itself. The Company believes its cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient for the Company to fund operations for at least one year from the issuance date of these condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s condensed consolidated financial position as of September 30, 2026 and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

The Company had deposited cash of $408,000 as of September 30, 2026 and December 31, 2025 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 10). The Company has classified the restricted cash as a noncurrent asset on its condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$118,959	$70,230
Restricted cash	408	408
Total cash, cash equivalents, and restricted cash	$119,367	$70,638

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the standard on its disclosures.

Note 3. Fair value measurements

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair value measurements as of September 30, 2026 using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	September 30,	for identical	observable	inputs
	2026	assets (level 1)	inputs (level 2)	(level 3)
Assets:
Money market funds(1)	$68,127	$68,127	$—	$—
Commercial paper(1)	41,852	—	41,852	—
US treasury securities(2)	136,516	136,516	—	—
US government agency securities(2)	32,225	—	32,225	—
Corporate debt securities(2)	17,555	—	17,555	—
Commercial paper(2)	338,441	—	338,441	—
US treasury securities(3)	238,422	238,422	—	—
US government agency securities(3)	44,788	—	44,788	—
Corporate debt securities(3)	20,914	—	20,914	—
Total fair value of assets	$938,840	$443,065	$495,775	$—

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

The carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their short maturities. Cash equivalents consist of money market funds and commercial paper, short-term marketable securities consist of US treasury securities, US government agency securities, corporate debt securities, and commercial paper, and long-term marketable securities consist of US treasury securities, US government agency securities, and corporate debt securities. The Company obtains pricing information from its investment manager and generally determines the fair value of marketable securities using standard observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, and bid and/or offers. No transfers between levels have occurred during the periods presented.

Note 4. Marketable securities

The following tables summarize the Company’s marketable securities accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2026
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$137,206	$3	$(693)	$136,516
US government agency securities	1 or less	32,276	—	(51)	32,225
Corporate debt securities	1 or less	17,587	—	(32)	17,555
Commercial paper	1 or less	339,201	—	(760)	338,441
US treasury securities	1-2	240,397	2	(1,977)	238,422
US government agency securities	1-2	45,317	—	(529)	44,788
Corporate debt securities	1-2	21,062	—	(148)	20,914
Total		$833,046	$5	$(4,190)	$828,861

	December 31, 2025
	Maturity	Amortized	Unrealized	Unrealized	Estimated
	(in years)	cost	gains	losses	fair value
US treasury securities	1 or less	$99,640	$274	$—	$99,914
US government agency securities	1 or less	74,345	218	—	74,563
Commercial paper	1 or less	27,769	24	—	27,793
US treasury securities	1-2	47,725	55	—	47,780
US government agency securities	1-2	17,884	57	—	17,941
Total		$267,363	$628	$—	$267,991

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of September 30, 2026, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	September 30, 2026
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US treasury securities	$359,958	$(2,670)	$—	$—	$359,958	$(2,670)
US government agency securities	77,014	(580)	—	—	77,014	(580)
Corporate debt securities	38,469	(180)	—	—	38,469	(180)
Commercial paper	338,441	(760)	—	—	338,441	(760)
Total	$813,882	$(4,190)	$—	$—	$813,882	$(4,190)

As of September 30, 2026, there were 114 available-for-sale securities with an estimated fair value of $813.9 million in gross unrealized loss positions, none of which were in an unrealized loss position for more than 12 months. As of December 31, 2025, there were no available-for-sale securities that were in an unrealized loss position.

As of September 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors and changes in interest rates. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company’s available-for-sale securities was $5.1 million and $2.5 million as of September 30, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Note 5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$4,398	$4,429
Furniture and fixtures	3,712	3,712
Leasehold improvements	16,313	16,313
Computer equipment and software	1,633	1,510
Property and equipment	26,056	25,964
Less accumulated depreciation and amortization	(14,730)	(12,661)
Property and equipment, net	$11,326	$13,303

Depreciation and amortization expense related to property and equipment was $712,000 and $2.2 million for the three and nine months ended September 30, 2026, respectively, and $755,000 and $2.4 million for the three and nine months ended September 30, 2025, respectively.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$23,283	$10,045
Accrued compensation	10,462	12,073
Accrued professional services	261	232
Other accruals and current liabilities	566	114
Total	$34,572	$22,464

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

Under the Joyo License Agreement, in 2024, the Company made an upfront cash payment to Joyo of $12.5 million. The Company is obligated to make development and regulatory milestone payments of up to $57.5 million and commercial milestone payments of up to $125.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay tiered royalties on net sales of all licensed products, in the low- to mid-single digit percentages, subject to certain reductions. For the three and nine months ended September 30, 2026, the Company recorded IPR&D expense of $0 and $150.0 million, respectively, related to the Company's exercise of the option to expand its territory under the Joyo License Agreement. For the three and nine months ended September 30, 2025, the Company recorded IPR&D expense of $0 and $7.5 million, respectively, related to the achievement of milestones.

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

Under the Medshine License Agreement, in 2024, the Company made an upfront cash payment to Medshine of $10.0 million. The Company is obligated to make development and regulatory milestone payments of up to $30.0 million and commercial milestone payments of up to $130.0 million upon the achievement of the corresponding milestones. The Company is also obligated to pay a low-single digit percentage royalty on net sales of all licensed products, subject to certain reductions. No IPR&D expense was recorded in connection with the Medshine License Agreement during the three and nine months ended September 30, 2026. For each of the three and nine months ended September 30, 2025, the Company recorded IPR&D expense of $2.0 million related to the achievement of milestones.

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

In May 2025, in connection with the Company’s expectation that ERAS-0015 and ERAS-4001 would both become clinical stage programs, the Company conducted a broader pipeline review. Following this review, in order to prioritize organizational focus and resources to advance its differentiated RAS-targeting franchise, the Company decided to evaluate strategic alternatives for its naporafenib program. After evaluating the clinical progress of the Company’s RAS franchise, the Company made a decision to stop development of naporafenib. In March 2026, the Company sent a notice to Novartis to terminate the Novartis Agreement, with an effective termination date of June 3, 2026. In connection with such termination, the Company and Novartis entered into a termination agreement pursuant to which Novartis and the Company have agreed that the Company shall continue to ensure that the patients currently enrolled in the SEACRAFT-1 and SEACRAFT-2 trials will be permitted to continue to receive treatment for the foreseeable future. No IPR&D expense was recorded in connection with the Novartis Agreement during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, no milestones had been accrued for any license agreement as the underlying contingencies were not probable or estimable.

Note 8. Stockholders' equity

Common stock

Holders of the Company's common stock are entitled to one vote for each share held on the applicable record date with respect to all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2026, no dividends had been declared.

Common stock reserved for future issuance

Common stock reserved for future issuance consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Stock options issued and outstanding	58,000,116	47,461,519
Awards available for future grant	19,937,813	13,524,648
Shares available for purchase under the ESPP	3,206,455	3,812,732
Total	81,144,384	64,798,899

July 2026 underwritten offering

In July 2026, the Company completed the sale and issuance of 36,142,857 shares of its common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of its common stock, at a price to the public of $17.50 per share (the July 2026 Offering). The aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and offering costs of $39.0 million.

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

ATM offerings

In August 2022, the Company entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Agent), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $200 million from time to time, in an “at-the-market offering” (ATM Program) through the Agent. Sales of the shares of common stock were made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sale Agreement, the Agent received a commission from the Company of up to 3.0% of the gross proceeds of shares of common stock sold under the Sale Agreement. No shares of the Company's common stock were sold under the ATM Program during the three and nine months ended September 30, 2025.

In August 2025, the Company entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $200 million from time to time, in the ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. No shares of the Company's common stock were sold under the ATM Program during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company had $200.0 million of shares available for sale under the ATM Program.

Note 9. Stock-based compensation

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the Company’s 2021 Incentive Award Plan (the 2021 Plan), which became effective in connection with the IPO. Upon the adoption of the 2021 Plan, the Company ceased making equity grants under its 2018 Equity Incentive Plan (the 2018 Plan). Under the 2021 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are then employees, officers, directors or non-employee consultants of the Company. A total of 15,150,000 shares of common stock were initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan may be increased annually on the first day of each calendar year during the term of the 2021 Plan, beginning in 2022, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as determined by the Company’s board of directors or an authorized committee of the board of directors. As of September 30, 2026, there were 15,016,333 stock-based awards available for future grant under the 2021 Plan.

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

In August 2026, the Company's board of directors approved the adoption of the Company’s 2026 Employment Inducement Incentive Award Plan (the Inducement Plan) and reserved 6,200,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 (the Inducement Award Rules). The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares, and performance stock units, and its terms are substantially similar to the 2021 Plan, but with such other terms and conditions intended to comply with the Nasdaq inducement award exception or to comply with the Nasdaq acquisition and merger exception.

In accordance with the Inducement Award Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or being rehired following a bona fide period of interruption of employment by the Company, or, to the extent permitted by the Inducement Award Rules, in connection with a merger or acquisition. As of September 30, 2026, an aggregate of 4,921,480 shares of common stock were available for issuance under the Inducement Plan. As of September 30, 2026 and December 31, 2025, 1,278,520 and zero shares of common stock, respectively, were subject to outstanding awards under the Inducement Plan.

Stock options

A summary of the Company’s stock option activity under the 2021 Plan, the Inducement Plan, and the 2018 Plan is as follows (in thousands, except share and per share data and years):

			Weighted-
		Weighted-	average remaining	Aggregate
		average	contractual	intrinsic
	Shares	exercise price	term (years)	value
Outstanding at December 31, 2025	47,461,519	$3.24	7.55	$61,659
Granted	14,364,287	11.59
Exercised	(3,456,191)	2.37
Forfeited and canceled	(369,499)	5.09
Outstanding at September 30, 2026	58,000,116	$4.87	7.43	$575,516
Options exercisable at September 30, 2026	32,565,290	$3.48	6.47	$364,252

The weighted-average grant date fair value of options granted for the three and nine months ended September 30, 2026 was $12.76 and $8.21, respectively, and for the three and nine months ended September 30, 2025 was $0.98 and $1.24, respectively. As of September 30, 2026, the unrecognized compensation cost related to unvested stock option grants was $117.2 million and is expected to be recognized as expense over approximately 2.56 years. The intrinsic value of the options exercised for the three and nine months ended September 30, 2026 was $25.1 million and $42.4 million, respectively. The intrinsic value of the options exercised for the three and nine months ended September 30, 2025 was $52,000 and $185,000, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.30%-4.61%	3.94%-4.07%	3.72%-4.61%	3.94%-4.43%
Expected volatility	77.53%-80.30%	81.43%-81.50%	73.54%-81.79%	79.48%-82.36%
Expected term (in years)	6.03-6.08	6.03	5.28-6.08	5.28-6.08
Expected dividend yield	--%	--%	--%	--%

Effective May 21, 2024, and in accordance with the terms of the 2021 Plan, the Company's board of directors approved a stock option repricing (the Option Repricing) whereby the exercise price of each Repriced Option (as defined below) was reduced to $2.35 per share, the closing stock price on May 21, 2024. For purposes of the Option Repricing, “Repriced Options” are 7,478,918 outstanding stock options as of May 21, 2024 (vested and unvested) granted under the 2021 Plan and held by those eligible employees of the Company identified by the Company's board of directors, excluding the Company’s Section 16 officers at the time (the Chairman and Chief Executive Officer, the Chief Financial Officer and Chief Business Officer, the Chief Medical Officer, and the Chief Legal Officer) and the Company's board of directors.

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

The Company recognized stock-based compensation expense related to the ESPP of $158,000 and $621,000 during the three and nine months ended September 30, 2026, respectively, and $125,000 and $586,000 during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the unrecognized compensation cost related to the ESPP was $714,000 and is expected to be recognized as expense over approximately 0.77 years. As of September 30, 2026 and December 31, 2025, $804,000 and $67,000 has been withheld on behalf of employees for future purchase under the ESPP, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The Company issued and sold zero and 606,277 shares under the ESPP during the three and nine months ended September 30, 2026, respectively, and zero and 321,091 shares under the ESPP during the three and nine months ended September 30, 2025, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock to be purchased under the ESPP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026(1)	2025(1)	2026	2025
Risk-free interest rate	--%	--%	3.81%-4.05%	3.97%-4.32%
Expected volatility	--%	--%	97.28%-136.99%	76.13%-92.99%
Expected term (in years)	--	--	0.50-2.00	0.50-2.00
Expected dividend yield	--%	--%	--%	--%

(1)
No grants were made under the ESPP during the three months ended September 30, 2026 and 2025.

Stock-based compensation expense

The allocation of stock-based compensation for all stock awards was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,850	$2,647	$15,911	$8,702
General and administrative	5,083	3,318	14,088	10,374
Total	$11,933	$5,965	$29,999	$19,076

Note 10. Leases

Operating leases

The Company has facility leases for laboratory and office space under non-cancellable and cancellable operating leases with various expiration dates through 2032.

Lease costs were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,791	$1,817	$5,386	$5,463
Variable lease cost	1,067	1,026	2,885	3,196
Sublease income	(710)	(778)	(2,130)	(2,206)
Total lease cost	$2,148	$2,065	$6,141	$6,453

The Company paid $4.6 million and $4.8 million in cash for operating leases, net of cash received from subleases, that is included in the operating activities section of the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, respectively.

The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 5.67 years and 9.00%, respectively, at September 30, 2026. The weighted-average remaining lease term and the weighted-average discount rate of the Company’s operating leases were 6.39 years and 8.98%, respectively, at December 31, 2025. The weighted-average remaining lease term does not include any renewal options at the election of the Company.

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

In December 2021, the Company entered into a lease agreement for approximately 30,000 square feet of office and laboratory space in South San Francisco, California. The lease is accounted for as an operating lease with the associated operating lease assets and liabilities recorded upon commencement, which occurred in July 2022. The non-cancellable operating lease has an initial term of 124 months with an option to extend the lease term by 5 years at the then-current market rates and includes aggregate monthly payments to the lessor of approximately $34.4 million beginning in November 2022 with a rent escalation clause and a tenant improvement allowance of approximately $8.2 million. The renewal option has not been included in the Company's operating lease assets and liabilities. The Company is responsible for its share of operating expenses based on actual operating expenses incurred by the landlord. The construction and design of the tenant improvements was the primary responsibility of the lessor. While the Company was involved in certain aspects of construction and design for certain interior features and leasehold improvements that are beneficial to the Company to better suit its business needs and intended purpose of the space, all construction was handled directly by the landlord. The Company was not deemed to be the accounting owner of the tenant improvements prior to or after the construction period. All payments made by the Company for landlord-owned tenant improvements were recorded as prepaid rent on the condensed consolidated balance sheets prior to lease commencement and included in the operating lease asset upon lease commencement. The Company paid a security deposit of $874,000 in December 2021 that was recorded as other assets in the condensed consolidated balance sheets. In July 2025, $656,000 of the security deposit was returned to the Company per the terms of the lease agreement. As of September 30, 2026, $218,000 remains as a security deposit included in other assets in the condensed consolidated balance sheets.

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

The Company determined the subleases to be operating leases. Therefore, the Company recognizes sublease income on a straight-line basis over the lease term in its condensed consolidated statements of operations and comprehensive loss as a reduction to lease costs because the subleases are outside of the Company's normal business operations. The Company will continue to account for the operating lease assets and related liabilities of the original lease as it did prior to the commencement of the subleases. The Company recorded a reduction to lease costs of $710,000 and $2.1 million related to income from these subleases during the three and nine months ended September 30, 2026, respectively, and $778,000 and $2.2 million during the three and nine months ended September 30, 2025, respectively.

Future minimum lease payments and sublease receipts under operating leases as of September 30, 2026 are as follows (in thousands):

	Operating Lease Payments	Operating Sublease Receipts
Year ending December 31,
2026 (remaining three months)	$2,285	$735
2027	9,199	2,970
2028	9,277	1,448
2029	9,572	1,237
2030	9,878	—
Thereafter	15,648	—
Total lease payments or sublease receipts	$55,859	$6,390
Less: Amount representing interest	(12,452)
Operating lease liabilities	$43,407

Note 11. Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company has not recorded any amounts for loss contingencies as of September 30, 2026. The Company records legal expenses associated with such contingencies as incurred. On June 10, 2026, a securities class action complaint was filed against the Company and certain of its officers in the United States District Court for the Southern District of California (Securities Class Action). The complaint alleges violations of the federal securities laws and seeks damages, costs, and other unspecified relief. On October 20, 2026, the court appointed lead plaintiffs and lead counsel. Lead plaintiffs' deadline to file an amended complaint was November 10, 2026, and the Company's deadline to file a motion to dismiss is December 14, 2026. No class has been certified. While the Company believes the claims are without merit and intends to defend the matter vigorously, the Company is unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any. In August 2026, a stockholder derivative complaint was filed in the United States District Court for the Southern District of California (Derivative Action). The complaint named the Company as a nominal defendant and its current directors and Chief Financial Officer and Chief Business Officer as defendants. The complaint includes allegations of breaches of fiduciary duty and violations of Section 14(a) of the Exchange Act in connection with its oversight of, and public disclosures concerning ERAS-0015. The lawsuit seeks unspecified damages, costs, and other unspecified relief. On October 7, 2026, the court stayed the Derivative Action pending a resolution of the Securities Class Action. While the Company and the individual defendants dispute the allegations in the Derivative Action and intend to vigorously defend against the matter, the Company is unable to predict the ultimate outcome of this case or estimate the range of possible loss, if any.

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

Note 12. Income taxes

No provision for federal, state or foreign income taxes has been recorded for the three and nine months ended September 30, 2026 and 2025. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed consolidated financial statements due to uncertainty around utilizing these tax attributes within their respective carryforward periods. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the three and nine months ended September 30, 2026 and 2025, the Company has not recognized any interest or penalties related to income taxes.

Note 13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(51,331)	$(30,612)	$(278,850)	$(95,454)
Weighted-average shares of common stock used in computing net loss per share, basic and diluted	344,241,816	283,681,570	320,111,548	283,434,073
Net loss per share, basic and diluted	$(0.15)	$(0.11)	$(0.87)	$(0.34)

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

	September 30,	September 30,
	2026	2025
Options to purchase common stock	58,000,116	47,726,901
Estimated shares purchasable under the ESPP	829,517	1,521,200
Total potentially dilutive shares	58,829,633	49,248,101

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

We in-licensed our RAS-targeting franchise in May 2024. The RAS targeting landscape can be divided into pan-RAS, pan-KRAS, and mutant-selective approaches. Pan-RAS and pan-KRAS targeting molecules may address a broad population of patients with G12X, G13X, and possibly Q61X mutations, and also have the potential to address or prevent resistance by blocking wildtype RAS activation. We believe ERAS-0015 has the potential to address unmet medical needs in approximately 2.7 million patients who are diagnosed annually worldwide with RAS-mutant tumors, including the more than 2.2 million patients with KRAS-mutant tumors whom ERAS-4001 could also address.

ERAS-0015, our pan-RAS Molecular Glue

ERAS-0015 is a potential best-in-class, next-generation pan-RAS molecular glue in clinical development for the treatment of patients with RAS-mutated solid tumors. In vitro, ERAS-0015 has shown approximately 8-21 times higher binding affinity to cyclophilin A versus the most advanced pan-RAS molecular glue in development. We believe this higher binding affinity results in approximately 5 times more potent RAS inhibition in cell-based assays versus the comparator. ERAS-0015 also has favorable absorption, distribution, metabolism, and excretion (ADME) and pharmacokinetics (PK) properties in multiple animal species. As a result of these favorable in vitro potency and ADME/PK attributes, ERAS-0015 has demonstrated comparable to greater in vivo antitumor activity at doses which are approximately one-tenth to one-eighth of the dose of the most advanced pan-RAS molecular glue. In combination with an anti-PD-1 antibody, ERAS-0015 was able to achieve complete disappearance of tumors in mice on day 31. The combination of ERAS-0015 plus the anti-EGFR antibody cetuximab induced significant tumor growth inhibition and demonstrated the potential combination benefit of blocking both oncogenic drivers. Our initial clinical trial for ERAS-0015 is called AURORAS-1. The investigational new drug application (IND) for AURORAS-1 was cleared by the US Food and Drug Administration (FDA) in May 2025. ERAS-0015 is also being evaluated in the JYP0015M101 clinical trial in China for adult patients with advanced solid tumors harboring specific RAS mutations. The JYP0015M101 clinical trial is sponsored by Joyo. We initiated monotherapy expansion cohorts and combination dose escalation cohorts, including a panitumumab combination cohort, as part of the AURORAS-1 trial in the second quarter of 2026 and the first quarter of 2026, respectively, ahead of our previous guidance. In addition, we initiated a combination dose escalation cohort with pembrolizumab in the first quarter of 2026. In August 2026, we announced that the FDA has granted Fast Track Designation to ERAS-0015 for the treatment of patients with metastatic pancreatic adenocarcinoma.

In September 2026, we announced that updated monotherapy clinical data from the AURORAS-1 trial will be shared in an oral presentation and nonclinical combination data of ERAS-0015 and ERAS-4001 will be shared in a poster presentation at the 38th EORTC-NCI-AACR (ENA) Symposium on Molecular Targets and Cancer Therapeutics, taking place November 18-20, 2026 in Barcelona, Spain.

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

CN Trial DCO: Feb 2026 / US Trial DCO: Apr 2026

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

1 DCO May 25, 2026

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

In September 2026, we announced that nonclinical combination data of ERAS-0015 and ERAS-4001 will be shared in a poster presentation at the 38th EORTC-NCI-AACR (ENA) Symposium on Molecular Targets and Cancer Therapeutics, taking place November 18-20, 2026 in Barcelona, Spain.

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

In August 2025, we entered into an Amended and Restated Open Market Sale Agreement (the 2025 Sale Agreement) with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in the ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of September 30, 2026, we had $200.0 million of shares available for sale under the ATM Program.

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

In July 2026, we completed the sale and issuance of 36,142,857 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of our common stock, at a price to the public of $17.50 per share (the July 2026 Offering). Our aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and offering costs of $39.0 million.

Since our inception in 2018, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring, and in-licensing our product candidates, establishing our intellectual property portfolio, conducting research, preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue. As of September 30, 2026, we have raised a total of $1.9 billion to fund our operations, comprised primarily of gross proceeds from our IPO, underwritten offerings, a private placement of our common stock, and the sale and issuance of convertible preferred stock. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $947.8 million.

We have incurred significant operating losses since inception. Our net losses were $51.3 million and $30.6 million for the three months ended September 30, 2026 and 2025, respectively, and $278.9 million and $95.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.2 billion. We expect our expenses and operating losses will increase substantially for the foreseeable future, particularly if and as we conduct our ongoing and planned clinical trials and preclinical studies; continue our research and development activities; utilize third parties to manufacture our product candidates and related raw materials; hire additional personnel; acquire, in-license, or develop additional product candidates; expand and protect our intellectual property; and incur additional costs associated with being a public company. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to achieve the anticipated corporate milestones set forth in this quarterly report, including reporting data from the ongoing Phase 1 clinical trial of ERAS-0015; initiating potentially registration-enabling clinical trials of ERAS-0015 in 2L+ NSCLC, 1L PDAC and RASm NSCLC; reporting data from the ongoing Phase 1 clinical trial of ERAS-4001 as monotherapy; and initiating monotherapy expansion cohorts and combination dose escalation cohorts of ERAS-4001. We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and may never occur. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce, or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as geopolitical and economic events. We do not believe that such factors had a material adverse impact on our results of operations during the three and nine months ended September 30, 2026.

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

The following table summarizes our research and development expenses incurred for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ERAS-0015	$36,927	$5,927	$76,836	$17,754
ERAS-4001	5,787	5,286	19,015	13,311
Other clinical programs(1)	2,379	8,690	8,958	27,372
Other discovery and preclinical programs	2,102	2,571	5,551	11,176
Total research and development expenses	$47,195	$22,474	$110,360	$69,613

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$47,195	$22,474	$24,721
In-process research and development	—	2,000	(2,000)
General and administrative	12,326	10,072	2,254
Total operating expenses	59,521	34,546	24,975
Loss from operations	(59,521)	(34,546)	(24,975)
Total other income (expense), net	8,190	3,934	4,256
Net loss	$(51,331)	$(30,612)	$(20,719)

Research and development expenses

Research and development expenses were $47.2 million for the three months ended September 30, 2026 compared to $22.5 million for the three months ended September 30, 2025. The increase of $24.7 million was primarily driven by increases of $15.3 million in expenses incurred in connection with clinical trials, preclinical studies, and discovery activities, $5.8 million in personnel costs, including stock-based compensation expense, and $3.7 million in outsourced services and consulting fees.

In-process research and development expenses

In-process research and development expenses were $0 for the three months ended September 30, 2026 compared to $2.0 million for the three months ended September 30, 2025. In-process research and development expenses for the three months ended September 30, 2025 were related to the achievement of milestones in connection with our license agreement with Medshine.

General and administrative expenses

General and administrative expenses were $12.3 million for the three months ended September 30, 2026 compared to $10.1 million for the three months ended September 30, 2025. The increase of $2.3 million was primarily driven by an increase of $2.3 million in personnel costs, including stock-based compensation expense.

Other income (expense), net

Other income (expense), net was $8.2 million for the three months ended September 30, 2026 compared to $3.9 million for the three months ended September 30, 2025. The increase of $4.3 million was primarily related to an increase in interest earned on our cash, cash equivalents, and marketable securities during the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$110,360	$69,613	$40,747
In-process research and development	150,000	9,500	140,500
General and administrative	34,691	29,188	5,503
Total operating expenses	295,051	108,301	186,750
Loss from operations	(295,051)	(108,301)	(186,750)
Total other income (expense), net	16,201	12,847	3,354
Net loss	$(278,850)	$(95,454)	$(183,396)

Research and development expenses

Research and development expenses were $110.4 million for the nine months ended September 30, 2026 compared to $69.6 million for the nine months ended September 30, 2025. The increase of $40.7 million was primarily driven by increases of $24.6 million in expenses incurred in connection with clinical trials, preclinical studies, and discovery activities, $10.3 million in personnel costs, including stock-based compensation expense, and $6.3 million in outsourced services and consulting fees, partially offset by a decrease of $0.6 million in facilities-related expenses and depreciation.

In-process research and development expenses

In-process research and development expenses were $150.0 million for the nine months ended September 30, 2026 compared to $9.5 million for the nine months ended September 30, 2025. In-process research and development expenses for the nine months ended September 30, 2026 related to our exercise of the option to expand our territory under the license agreement with Joyo. In-process research and development expenses for the nine months ended September 30, 2025 were related to the achievement of milestones in connection with our license agreements with Joyo and Medshine.

General and administrative expenses

General and administrative expenses were $34.7 million for the nine months ended September 30, 2026 compared to $29.2 million for the nine months ended September 30, 2025. The increase of $5.5 million was primarily driven by increases of $4.7 million in personnel costs, including stock-based compensation expense, and $0.6 million in legal fees.

Other income (expense), net

Other income (expense), net was $16.2 million for the nine months ended September 30, 2026 compared to $12.8 million for the nine months ended September 30, 2025. The increase of $3.4 million was primarily related to an increase in interest earned on our cash, cash equivalents, and marketable securities during the nine months ended September 30, 2026.

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

In August 2025, we entered into the 2025 Sale Agreement with the Agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $200 million from time to time, in ATM Program through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sale Agreement. As of September 30, 2026, we had $200.0 million of shares available for sale under the ATM Program.

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

In July 2026, we completed the sale and issuance of 36,142,857 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 4,714,285 shares of our common stock, at a price to the public of $17.50 per share. Our aggregate net proceeds from the July 2026 Offering were $593.5 million, net of underwriting discounts and commissions and offering costs of $39.0 million.

Future capital requirements

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $947.8 million. Based upon our current operating plans, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next twelve months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Cash flows

The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(87,397)	$(73,744)
Investing activities	(712,680)	75,714
Financing activities	845,231	521
Net increase in cash, cash equivalents, and restricted cash	$45,154	$2,491

Operating activities

Cash used in operating activities was $87.4 million during the nine months ended September 30, 2026, primarily resulting from a net loss of $278.9 million and accretion on marketable securities of $3.1 million, partially reduced by in-process research and development expenses of $150.0 million related to our exercise of the option to expand our territory under the license agreement with Joyo, which are reflected in investing activities, stock-based compensation expense of $30.0 million, changes in operating assets and liabilities of $12.4 million, and depreciation and amortization expense of $2.2 million. Net cash provided by changes in operating assets and liabilities consisted primarily of an increase in accrued expenses, other current and long-term liabilities, and accounts payable of $14.9 million, partially offset by an increase in prepaid expenses and other current and long-term assets of $1.1 million and a decrease in operating assets and liabilities, net of $1.4 million.

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

Investing activities

Net cash used in investing activities was $712.7 million during the nine months ended September 30, 2026 as compared to net cash provided by investing activities of $75.7 million during the nine months ended September 30, 2025. The increase in cash used in investing activities of $788.4 million was primarily the result of increases in purchases of marketable securities of $669.3 million and in-process research and development of $140.5 million, and a decrease in maturities of marketable securities of $79.4 million, partially offset by an increase in sales of marketable securities of $100.8 million.

Financing activities

Net cash provided by financing activities was $845.2 million during the nine months ended September 30, 2026 as compared to $0.5 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we received $242.7 million in net proceeds for the issuance of common stock from the January 2026 Offering, $593.5 million in net proceeds for the issuance of common stock from the July 2026 Offering, $8.2 million from the exercise of stock options, and $0.8 million from the issuance of common stock under our ESPP. During the nine months ended September 30, 2025, we received $0.4 million from the issuance of common stock under our ESPP and $0.1 million from the exercise of stock options.

Contractual obligations and commitments

As of September 30, 2026, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in “Management’s discussion and analysis of financial condition and results of operations – Cash requirements due to contractual obligations and other commitments,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

Critical accounting policies and estimates

This management discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. As of September 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s discussion and analysis of financial condition and results of operations – Critical accounting policies and estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 10, 2026, a securities class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of California (Securities Class Action). The complaint alleges violations of the federal securities laws and seeks damages, costs, and other unspecified relief. On October 20, 2026, the court appointed lead plaintiffs and lead counsel. Lead plaintiffs’ deadline to file an amended complaint was November 10, 2026, and our deadline to file a motion to dismiss is December 14, 2026. No class has been certified. We believe the claims are without merit and intend to defend the matter vigorously.

In August 2026, a stockholder derivative complaint was filed in the United States District Court for the Southern District of California (Derivative Action). The complaint named us as a nominal defendant and our current directors and Chief Financial Officer and Chief Business Officer as defendants. The complaint includes allegations of breaches of fiduciary duty and violations of Section 14(a) of the Exchange Act in connection with our oversight of, and public disclosures concerning ERAS-0015. The lawsuit seeks unspecified damages, costs, and other unspecified relief. On October 7, 2026, the court stayed the Derivative Action pending a resolution of the Securities Class Action. We and the individual defendants dispute the allegations in the Derivative Action and intend to vigorously defend against the matter.

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

On June 10, 2026, a securities class action complaint was filed against us and certain of our officers in the United States District Court for the Southern District of California. The complaint alleges violations of the federal securities laws and seeks damages, costs, and other unspecified relief. In August 2026, a stockholder derivative complaint was filed against us, our board of directors, and certain of our officers in the United States District Court for the Southern District of California. The complaint includes allegations of breaches of fiduciary duty and violations of federal securities laws and seeks damages, costs, and other unspecified relief. We believe the claims raised in both complaints are without merit and intend to defend each of the matters vigorously. However, litigation is inherently uncertain, and we cannot predict the outcome of either of these matters or any future litigation. Securities litigation and other legal proceedings can be expensive, time-consuming, and disruptive to normal business operations. Regardless of the outcome, such proceedings may result in substantial legal fees and other costs, divert management's attention from our business and operations, harm our reputation, affect our ability to attract and retain employees, and adversely impact our relationships with business partners, clinical investigators, patients, and investors. In addition, unfavorable outcomes could result in substantial monetary damages, judgments, settlements, fines, penalties, or other remedies that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We may also be subject to additional lawsuits, derivative actions, regulatory inquiries, or investigations relating to the same or similar subject matter. Any such proceedings could increase our costs and expose us to additional risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no officers (as defined in Rule 16a–1(f)) or directors adopted, materially modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408 of Regulation S-K, other than as set forth below:

On August 28, 2026, each of Julie Hambleton, M.D., a member of our board of directors, David M. Chacko, M.D., our Chief Financial Officer and Chief Business Officer, Shannon Morris, M.D., Ph.D., our Chief Medical Officer, and Ebun Garner, J.D., our Chief Legal Officer, and on September 14, 2026, Valerie Harding-Start, Ph.D., a member of our board of directors, individually and as a trustee of the Start 2006 Trust, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 212,666, 750,000, 994,157, 249,998, and 22,000 shares of our common stock until June 30, 2027, June 30, 2027, June 30, 2027, September 30, 2027, and December 14, 2027, respectively, or earlier upon the completion of all transactions contemplated by the applicable arrangement.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Erasca, Inc.	8-K	7/20/2021	3.1
3.2	Amended and Restated Bylaws of Erasca, Inc.	8-K	7/20/2021	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	6/25/2021	4.1
4.2	Amended and Restated Stockholders Agreement, dated April 15, 2020, by and among the Registrant and certain of its stockholders	S-1	6/25/2021	4.2
10.1	Underwriting Agreement, dated July 13, 2026, by and among the Registrant and J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein	8-K	7/14/2026	1.1
10.2#	Employment Offer Letter, dated July 18, 2026, by and between the Registrant and Charles S. Fuchs, M.D., M.P.H.				X
10.3#	Erasca, Inc. 2026 Employment Inducement Incentive Award Plan and form of stock option grant notice and stock option agreement and form of restricted stock unit grant notice and restricted stock unit agreement thereunder	S-8	8/11/2026	10.1
31.1	Certification of Chief Executive Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer of Erasca, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Erasca, Inc.

Date: November 12, 2026	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
Chairman, Chief Executive Officer and Co-Founder
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ David M. Chacko, M.D.
David M. Chacko, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)